Form 10-K
period 2009-09-30
Encore Brands, Inc.
filed 2010-04-30
CIK 1452763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission file number 1-9076

ENCORE BRANDS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-3597500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

502 East John Street, Carson City, NV 89706
(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (310) 699-9937

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

The number of shares outstanding of registrant’s common stock, par value $.001 per share, at April 28, 2010, was 15,989,555.

Form 10-K Table of Contents

Part I.

Item 1. Business

Encore Brands, Inc. (the "Company") is a wholesale supplier of alcoholic beverages located in Carson City, Nevada. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States and Canada. The concept behind Ecstasy Liqueur is a combination of flavored liqueur and energy drink that is a growing taste preference among drinkers. The Company is a wholesale supplier of alcoholic beverages. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique non-competing brands on and off premise in the U.S. market place. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States, one of the world’s first premium enhanced spirits.

Our principal offices are located at 502 East John Street, Carson City, NV 89706 and our phone number is 310-699-9937.

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements.  All statements other than statements of historical facts included in this Annual Report on Form 10-K, including the statements under Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business strategy, future financial position, prospects, plans and objectives of management, are forward-looking statements.

When used in this Annual Report on Form 10-K, the words "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company's forward-looking statements contained in this Annual Report on Form 10-K are as follows:

•	general economic conditions,
•	competitive market pressures (including pricing pressures),
•	customer defaults and related bad debt expense,
•	any possible downgrades of the Company’s credit ratings,
•	consolidation of trade customers,
•	successful development of new brands and processes,
•	ability to secure and maintain rights to intellectual property,
•
risks pertaining to strategic acquisitions and joint ventures, including the potential financial effects and performance of such acquisitions or joint ventures, integration of acquisitions and the related confirmation or remediation of internal controls over financial reporting,

•	changes related to the U.S. and international distribution structure in the Company’s Spirits business,
•	ability to attract and retain qualified personnel,
•	weather,

•	risks associated with doing business outside the United States, including currency exchange rate risks,
•	commodity and energy price volatility,
•	dependence on performance of distributors and other marketing arrangements,
•	the impact of excise tax increase on distilled spirits,
•	potential liabilities, costs and uncertainties of litigation,
•	impairment in the carrying value of goodwill or other acquired intangible assets,
•	historical consolidated financial statements that may not be indicative of future conditions and results,
•	interest rate fluctuations, and
•	volatility of financial markets, which could affect access to capital for the Company, its customers and consumers,

as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

Website Access to SEC Reports

The Company’s website address is www.encorebrands.com.  The Company’s annual report on Form-10K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission.  We also make available on our website, or in printed form upon request, free of charge.  As the Company develops our Corporate Governance Policies, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors and other information related to the Company, these will also become available on the website.

The public may read and copy any materials we file with the SEC and the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

We believe that the following risks and uncertainties may be material to our business.  Additional risks and uncertainties that we currently consider to be immaterial may also adversely affect our business.  If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely impacted.

Competition could have a material adverse affect on the Company’s business.

The Company is in a highly competitive industry and the dollar amount and unit volume of its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of the Company's wholesale customers, retailers or consumers to purchase competitive products instead of the Company's products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company's products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, the Company's products.  The Company could also experience higher than expected selling, general and administrative expenses if the Company finds it necessary to increase the number of its personnel or advertising or promotional expenditures to maintain its competitive position or for other reasons.

An increase in excise taxes or government could have a material adverse effect on the Company’s business.

In the United States, the United Kingdom, Australia and other countries in which the Company intends to operate, the Company is subject to imposition of excise and other taxes on beverage alcohol products in varying amounts that have been subject to change.  Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect the Company's financial condition or results of operations.  Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes.  In addition, the beverage alcohol products industry is subject to extensive regulation by federal, state, local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers.  Certain federal and state regulations also require warning labels and signage.  New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company's financial condition or results of operations.

The Company relies on the performance of wholesale distributors, major retailers and chains for the success of its business.

In the United States, the Company will see its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants.  The replacement or poor performance of the Company's major wholesalers, retailers or chains, or the Company's inability to collect accounts receivable from the Company's major wholesalers, retailers or chains could materially and adversely affect the Company's results of operations and financial condition.  Distribution channels for beverage alcohol products have been consolidating in recent years.  In addition, wholesalers and retailers of the Company's products offer products that compete directly with the Company's products for retail shelf space and consumer purchases. Accordingly, there is a risk that wholesalers or retailers may give higher priority to products of the Company's competitors.  In the future, the Company's wholesalers and retailers may not continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

The Company’s business could be adversely affected by a decline in the consumption of products the Company sells.

Although since 1995 there have been modest increases in the consumption of beverage alcohol in most of the Company's product categories, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company intends to participate.  A limited or general decline in consumption in one or more of the Company's product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic conditions;
•	increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
•	increased activity of anti-alcohol consumer groups; and
•	increased federal, state or foreign excise or other taxes on beverage alcohol products.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

The purchase of our securities is a purchase of an interest in a high risk “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We may have difficulty finding successful distributors, our marketing efforts may be unsuccessful and we may not attract the quality of employee initially we would hope for.  We have not had any revenues to date. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

The Company’s ability to continue as a going concern

The Company was incorporated in the State of Nevada on September 16, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. As of September 30, 2009, the Company had not yet achieved profitable operations and has no cash which will not be sufficient to sustain operations over the next fiscal year, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds from equity financing; however there is no assurance of additional funding being available. The opinion of our auditors has been modified accordingly.

The Company is subject to the risks inherent in the creation of a new business.

The Company is subject to substantially all the risks inherent in the creation of a new business. As a result of its small size and capitalization and limited operating history, the Company is particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the control of the Company. It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere in this Registration Statement than for a company with an established business and operating cash flow. If the Company is not able to manage these risks successfully, the Company’s operations could be negatively impacted. Due to changing circumstances, the Company may be forced to change dramatically, or even terminate, its planned operations.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our success depends, in part, upon the popularity of our products and our ability to develop new brands and products that appeal to consumers. Shifts in consumer preferences away from our products, our inability to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty, similar to those which followed the terrorist attacks on the United States. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Litigation and publicity concerning product quality, health and other issues, which can result in liabilities and also cause customers to avoid our products, which could adversely affect our results of operations, business and financial condition.

Beverage and food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food and beverage quality, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result.

The food and beverage service industry has inherent operational risks that may not be adequately covered by insurance.

We can give no assurance that we will be adequately insured against all risks or that our insurers will pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we may receive indemnity insurance coverage for tort liability. Our insurance policies may also contain deductibles, limitations and exclusions that, although we may believe are standard in the food and beverage service industry, may nevertheless increase our costs.

The planned increase in the number of our customers may make our future results unpredictable.

Our future results depend on various factors, including successful selection of new markets, market acceptance of our products, consumer recognition of the quality of our products and willingness to pay our prices that reflect our often higher ingredient costs. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of our chosen markets.

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

We may not be able to identify and maintain the necessary relationships with suppliers of product and services as planned.  Delays or failures in deliveries could materially and adversely affect our growth strategy and expected results.  As we supply more customers’, our rate of expansion relative to the size of such customer base will decline. In addition, one of our biggest challenges is securing an adequate supply of suitable product. Competition for product is intense, and commodities costs are increasing. Our ability to execute our business plan also depends on other factors, including:

1.           Negotiating distribution agreements acceptable terms;

2.           Hiring and training qualified personnel in local markets;

3.           Managing marketing and development costs at affordable levels;

4.           Cost and availability of labor;

5.           The availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

6.           securing required governmental approvals in a timely manner when necessary.

Our revenue and profit growth could be adversely affected if customers’ comparable store revenues are less than expected.

While future revenue growth will depend substantially on our ability to expand our customer base, the level of customers’ comparable revenue will also affect our revenue growth and will continue to be an important factor affecting profit growth, in the coming years. Our ability to increase comparable store revenue depends in part on our ability to launch new products, implement successfully our initiatives to increase throughout and raise prices to absorb cost increases. It is possible that we will not achieve our targeted comparable store revenue growth or that the change in comparable store revenue could be negative. If this were to happen, revenue and profit growth would be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant increase in the number of customers. Product supply, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe will be an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

New customers’ sales of our products may not be profitable, and the increases in average store revenue and comparable store revenue that we expect may not be achieved.

We expect our new customers’ to have an initial ramp-up period during which they generate revenue and profit below the levels at which we or they expect them to normalize. This is in part due to the time it takes to build a customer base in a new product, higher fixed costs relating to start-up inefficiencies that are typical of introduction of new products. Our ability to supply new customers profitably and increase average customer revenue and comparable store revenue will depend on many factors, some of which are beyond our control, including:

1.    Executing our vision effectively;

2.    Initial sales performance of new product;

3.    Competition, either from our known competitors in the beverage industry, or others entering into our chosen markets

4.    Changes in consumer preferences and discretionary spending;

5.    Consumer understanding and acceptance of the Ecstasy experience;

6.    General economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use; and

7.    Changes in government regulation.

Our customers and suppliers could take actions that harm our reputation and reduce our profits.

Customers and suppliers are separate entities and are not our employees. Further, we do not exercise control over the day-to-day operations of our customers and suppliers. Any operational shortcomings of our customers and suppliers are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on our profits.

We could face liability from our customers, suppliers or government.

A customer, supplier or government agency may bring legal action against us based on the customer/ supplier relationships. Various state and federal laws govern our relationship with customers and suppliers. If we fail to comply with these laws, we could be liable for damages to customers or suppliers and fines or other penalties. Expensive litigation with our customers/suppliers or government agencies may adversely affect both our profits and our important relations with our customer/suppliers.

We may not be able to raise additional capital on acceptable terms.

Developing our business may require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and potentially, third-party financing. Third-party financing may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our credit facility. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth.

Litigation could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

Our customers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their customers suffered at or after a visit to their stores, or that we have problems with product quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at C-stores and other approved channels, the quick-service and fast-casual segments of the industry) may harm our reputation or prospects and adversely affect our results.

The Need for Additional Financing and the Uncertainty About the Timing of the Receipt of Additional Funding May Inhibit Our Ability to Implement Our Growth and Business Plan.

We believe that we will need approximately $9,000,000 over the next twenty-four months to fund our marketing efforts and further development of our product line. If our initial raise is between $1,000,000 and $2,500,000, it will not be sufficient for our growth beyond our initial period, and we will need to follow this offering with another. There can be no assurance that we will be able to raise this amount or the total of $9,000,000 for operations and marketing requirements for the next twelve to eighteen months. Even if we achieve raising this amount, there can be no assurance that our planning is accurate, that our operations will generate sufficient cash in a timely manner, and that such funds will be sufficient for the purposes of our business.

The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

We Depend on Gareth West and the Loss of him would Delay Our Development or Threaten Our Ability to Implement Our Business Plan.

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Gareth West; the loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. West, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable.

Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel.  Although the Company feels that we have established a sufficient pool of talent that has committed to enter into employment agreements, we also recognize the fact that competition for such personnel can be intense, and there can be no assurance that we can continue to attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

We May not be Able to Manage Successfully the Growth of Our Company Resulting in Possible Failure or Flawed Implementation of our Business Plan.

While we believe that our products can be readily scaled to accommodate large or very large volume, we cannot be certain of that belief until such scaling occurs. In addition, significant growth will require more than marketing capabilities, capabilities such as its operating and financial procedures and controls, replacing or upgrading our operational, financial and management information systems and attracting, training, motivating, managing and retaining key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

Governments May Regulate or Tax our Activities in Unexpected Way Forcing Modification of Our Business Plan or Threatening its Successful Implementation.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, results of operations and financial condition. Alcohol is a controlled substance and is regulated by the federal government. As a wholesaler, Encore Brands has obtained a federal permit to distribute the brand in the U.S.

The Treasury Department’s Tobacco Trade and Tax Bureau (TTB) has approved the product formula and label for Ecstasy Liqueur. It is currently considering rules to mandate standardized labeling information on beer, wine and distilled spirits and has sought public comments.

We Compete with Several Well Established Enterprises and Risk that They or Others May Bring Those Resources to Compete With Us in a Manner that we May not be Able to Meet.

While we have confidence in our product development and plans, the competitive environment is dynamic and rigorous, and there can be no assurance that we will succeed, even partially, in marketing our products.

Liability Claims.

The Company may face costly liability claims by consumers. Any claim of liability by a client, employee, consumer or other entity against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business.

Our Company is Under the Control of Our Executives and Implementation of Our Business Plan Depends Upon Their Competence and Expertise.

The Company is currently controlled by Gareth West who currently owns 14,000,000 shares of our common stock or 87% of the issued and outstanding common stock. Mr. West will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance. Based upon the Company's current business plan, it is anticipated that Mr. West will continue to have effective but not ultimate control of the Company well into future. Additionally, the Company intends to add Board Members and Key Employees.

No Assurance of Payment of Dividends.

Should the operations of the Company become profitable it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends, and it is not likely that any dividends will be paid in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has no significant assets and does not intend to purchase property, plant or equipment. Office equipment such as computers, cell phones or PDA’s necessary for the conducting of business are the only hard assets currently being considered for purchase.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is not yet quoted for trading on the OTC Bulletin Board, but we have received the symbol ENCB.

Holders.

As of September 30, 2009, there were approximately 52 holders of our common stock.

Dividends.

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities.

None.

Issuer Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section in conjunction with our financial statements and the related notes included in our Form S-1 filing.  Some of the information contained in this section or set forth elsewhere in the Form S-1, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.

OVERVIEW

Encore Brands, Inc. was incorporated on September 16, 2008 in the State of Nevada.  We have had limited business operations and we currently have no revenue and no significant assets.  Encore Brands, Inc. has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Since becoming incorporated, Encore Brands, Inc. has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  Encore Brands, Inc. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose (see S-1 Prospectus).

Neither Encore Brands, Inc. nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

As of September 30, 2009, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.

Our assets consist of an intangible asset via a license agreement. We obtained limited exclusive rights to sell, distribute and market Ecstasy Brand Liqueur in the United States of America and Canada in exchange for the issuance of 1,500,000 shares of common stock at $0.001.

Our total liabilities were $-0- at September 30, 2008. However we incurred significant liabilities subsequently in connection with our registration statement on Form S-1. Our total liabilities as of September 30, 2009 are $51,659 consisting of accounts payable of $39,299 and a shareholder loan of $12,360.

We feel if the maximum proceeds are raised we will have sufficient working capital for the next 24 months.  If we do not raise a significant amount of the proceeds we will need to scale back and perhaps do a new funding over the next six months, or possibly cease operations.

If there is a reduction in the amount of proceeds anticipated through this offering it is the Company's intention to scale the role out plan in terms of number of states launching the Ecstasy brand. In addition, the Company would reduce the marketing dollars to be spent supporting each of those markets.

By adjusting the timing of these state by state role outs and limiting overhead and marketing expenses the Company should be able to balance its goals and the capital requirements necessary to achieve them.

By taking this state by state approach we feel we can best focus our business and drive sales where we see the most positive results and limit our efforts were we feel the ROI is least predictable.

Management feels at this time there is no need for additional R&D as its product line is currently in place.

Management does not anticipate any material acquisition of plant and equipment and the capacity thereof.

Any anticipated material changes in number of employees in the various departments such as research and development, production, sales or administration will be based on a “first needs basis”.

Management has identified certain goals or “milestones” it would like to achieve in fiscal year 2010 as follows:

Upon completion of our public offering, our specific goal is to profitably distribute and market Ecstasy Brand Liqueur. We intend to accomplish the foregoing through the following milestones:

1.  Complete our public offering. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. These costs are estimated at $46,000.

2.  After completing the offering, we will hope to hire a marketing focused team to create significant sales of unique noncompeting brands on and off premise in the U.S. market place. Our marketing plan includes partnering with traditional and online media, attracting celebrity brand ambassadors and producing unique ad campaigns and promotions for each brand. Product placement and event sponsorship will also be used to create awareness and drive sales. This will be an immediate need of the Company and will be ongoing from the commencement of operations. A detailed breakdown of distribution costs for 24 months is set forth in the Use of Proceeds section of the Form S-1. These costs are estimated at $750,000.

3.  Since dealer support is critical, we will also build ties with highly-capable distributors across the Uni ted States; the most notable of these is the nation’s largest distributor, Southern Wine Spirits of America (SWS) as well as services of regional distributors, such as Edison Liquor Corp for Wisconsin, Empire in Georgia, Burke in Massachusetts, and Fedway Associates Inc. for New Jersey. We believe we can accomplish this approximately 90 days after we complete our public offering. The costs associated with this depend on how much capital we can raise. A detailed breakdown of distribution costs for 24 months is set forth in the Use of Proceeds section of the Form S-1. These costs are estimated at $500,000.

4.  We intend to identify a key market demographic and focus on that consumer till reaching an awareness and mass level to move to a wider distribution presence including retail. Utilizing relevant communications and grass roots marketing, Encore will make the brand resonate in the consumers mind and be a part of their behavior. By creating pivotal catalysts for trial and awareness, Encore will leverage the distribution network to support the key markets serving this demographic and utilize additional broker support when Encore’s own inside sales people are not available. This will be an immediate need of the Company and will be ongoing from the commencement of operations. The costs associated with this depend on how much capital we can raise. A detailed breakdown of distribution costs for 24 months is set forth in the Use of Proceeds section of the Form S-1. These costs are estimated at $500,000.

If we cannot generate sufficient revenues to continue operations and pay our expenses we will need to suspend or cease operations.

CAPITAL RESOURCES

We have only common stock as our capital resource.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our expected cash requirements; therefore, we will have to seek loans or equity placements.

No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development.  We have NO revenues.  We have NO committed source for any funds as of date here.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

We have budgeted $9,000,000 of proceeds from the sale of common stock for the period ending December 31, 2010. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, printing expenses and web site development.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our objectives.

LIMITED FINANCING

We may borrow money to finance our future operations, although we do not currently contemplate  doing so. Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans. To date, we have received advances from a shareholder totaling $12,360.

We may issue additional shares to finance our future operations, although the Company does not currently contemplate doing so. Any such issuance will reduce the control of previous investors (see " Risk Factors ") and may result in substantial additional dilution to investors purchasing shares from this offering.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Encore Brands, Inc.
(A Development Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Encore Brands, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2009 and for the period from September 16, 2008 (Inception) to September 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encore Brands, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended September 30, 2009 and for the period from September 16, 2008 (Inception) to September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 28, 2010

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$177	$-
Total current assets	177	-

Intangible assets, net	1,000	1,500
Total Assets	$1,177	$1,500

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$39,299	$-
Shareholder loans	12,360	-
Total liabilities	51,659	-

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 75,000,000 shares authorized, 15,989,555 and 15,500,000 shares issued and outstanding, respectively	15,990	15,500
Paid-in capital	233,670	-
Subscription Receivable	(1,800)	-
Deficit accumulated during the development stage	(298,342)	(14,000)
Total shareholders’ equity (deficit)	(50,482)	1,500
Total Liabilities and Stockholders’ Equity (Deficit)	$1,177	$1,500

See Notes to the Financial Statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	September 16, 2008 (date of inception) to	September 16, 2008 (date of inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Operating Expenses:
General and administrative	$284,342	$14,000	$298,342

Operating Loss	284,342	14,000	298,342
Net Loss	$(284,342)	$(14,000)	$(298,342)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.00)

Weighted average shares outstanding:	15,982,146	15,500,000

See Notes to the Financial Statements

ENCORE BRANDS,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2009	September 16, 2008 (date of inception) to September 30, 2008	September 16, 2008 (date of inception) to September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(284,342)	$(14,000)	$(298,342)
Adjustments for non-cash transactions:
Depreciation & amortization	500	-	500
Common stock issued for services	225,000	14,000	239,000
Changes in assets and liabilities:
Accounts payable	39,299	-	39,299
Net cash used in operating activities	(19,543)	-	(19,543)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,500	-	7,500
Repurchase and cancellation of common stock	(140)		(140)
Shareholder loans	12,360	-	12,360
Net cash provided by financing activities	19,720	-	19,720

Net change in cash and cash equivalents	177	-	177
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$177	$-	$177

Supplemental cash flow information:
Interest payments	$-	$-	$-
Income tax payments	$-	$-	$-

Non-cash transactions:
Common stock issued for license rights	$-	$1,500	$1,500
Issuance of common stock for subscription receivable	$1,800	$-	$1,800

See Notes to the Financial Statements

ENCORE BRANDS, INC.
 (A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from September 16, 2008 to September 30, 2009

					Deficit
					Accumulated
	Common Stock		Paid-in	Subscription	in the Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, September 16, 2008	-	$-	$-	$-	$-	$-
Net loss					(14,000)	(14,000)
Common Stock issued to founder for services	14,000,000	14,000	-	-	-	14,000
Common Stock issued for license	1,500,000	1,500	-	-	-	1,500
Balance, September 30, 2008	15,500,000	15,500	-	-	(14,000)	1,500
Repurchase and cancellation of stock	(14,000,000)	(14,000)	13,860	-	-	(140)
Issuance of stock to office	14,000,000	14,000	-	-	-	14,000
Common stock for cash	16,666	17	7,483	-	-	7,500
Common stock issued for subscription receivable	4,000	4	1,796	(1,800)	-	-
Common stock issued for services	468,889	469	210,531	-	-	211,000
Net loss	-	-	-	-	(284,342)	(284,342)
Balance, September 30, 2009	15,989,555	$15,990	$233,670	$(1,800)	$(298,342)	$(50,482)

See Notes to the Financial Statements

ENCORE BRANDS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

Note 1 Nature of Business and Significant Accounting Policies

Encore Brands, Inc. (the "Company") is a wholesale supplier of alcoholic beverages located in Carson City, Nevada. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States and Canada. The concept behind Ecstasy Liqueur is a combination of flavored liqueur and energy drink that is a growing taste preference among drinkers. The Company is a wholesale supplier of alcoholic beverages. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique non-competing brands on and off premise in the U.S. market place. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States, one of the world’s first premium enhanced spirits.

Encore Brands, Inc.(“the Company”) was incorporated in the State of Nevada on September 16, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. As of September 30, 2009, the Company had not yet achieved profitable operations and has limited cash, which will not be sufficient to sustain operations over the next fiscal year, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds from equity financing; however there is no assurance of additional funding being available.

Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Sales will be recognized when title passes to the customer, which is generally when the product is shipped or services are provided, assuming no significant Company obligations remain and the collection of relevant receivables is probable.  Amounts billed to customers for shipping and handling will be classified as sales.  Sales will reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates.

Product Warranty

Provisions for estimated expenses related to product warranties will be made at the time products are sold. These estimates will be established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve the product quality and minimize warranty claims. Adjustments are made when actual warranty claim experience differs from estimates.  Due to the Company having no revenues to date, the Company has had no warranty claims to date.

Cost of Goods Sold

The types of costs included in cost of product sold will be raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs).  Distribution network costs will include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Shipping and Handling

Shipping and handling for product purchases will be included in cost of goods sold. Shipping and handling cost incurred for shipping of finished goods to customers will be included in selling expense. To date, the Company has not recorded any product purchases or shipping and handling costs of finished products to customers.

Selling, General and Administrative Expenses

The types of costs included in selling, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but will be included in cost of goods sold as described above.

The Company expenses advertising costs as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable will arise from sales of products under typical industry trade terms. Trade accounts receivable will be stated at cash due from customers less allowances for doubtful accounts.  Past due amounts will be determined based on established terms and charged-off when deemed uncollectible.

The Company will record an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance will be based on management’s assessment of the business environment, customers’ financial condition, accounts receivable aging and historical collection expense.  Changes in any of these items may impact the level of future write-offs.  As of September 30, 2009 and 2008, the Company did not have sales, and as such no reserve was required.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original purchase maturities of three months or less. As of September 30, 2009 we had cash and cash equivalents the amount of $177.

Inventory

Inventories will be valued at the lower of cost or market.  The cost will be determined by the first-in, first-out (FIFO) method and inventories are reviewed for excess quantities and obsolescence.

Costs will include customs duty (where applicable), and all costs associated with bringing the inventory to a condition for sale.  These costs include importation, handling, storage and transportation costs, and exclude rebates received from suppliers, which are reflected as reductions to closing inventory.  Inventories will be comprised primarily of beer, wine, spirits, packaging materials and non-alcoholic beverages.

Depreciation and Amortization

Depreciation will be provided over the estimated useful lives of the assets (up to 40 years for buildings, 5 to 20 years for machinery and plant equipment, 3 to 5 years for office equipment and computers and 2.5 to 7 years for vehicles) or the remaining terms of the leases, whichever is shorter, using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Amortization is provided on the Company’s identified amortizable intangible assets recorded as a result of the license acquisition (see Note 2 for further information).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  ASC 740 requires an asset and liability approach for financial reporting for income taxes.  Under ASC 740, deferred taxes are provided for the estimated income tax effect of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Long-Lived Assets

In accordance with the ASC 360, “Property, Plant, and Equipment”, the Company evaluate whenever events or changes in circumstances indicate carrying amount may not be recoverable. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

Advertising Expense

The Company expenses advertising costs as incurred.

Earnings Per Share

In accordance with ASC 260, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2009, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

Stock-Based Compensation

Stock based compensation expense is recorded in accordance with  ASC Topic 718, “Compensation – Stock Compensation”, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Fair Value of Financial Instruments

The carrying values of certain financial instruments approximate their fair value due to the short period to maturity of these instruments.

Development Stage Company

The Company is considered a development stage company. In a development stage company, management devotes most of its activities to preparing the business for operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to obtain additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to obtain any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material impact on our results of operations or financial condition.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of ASC 825 did not have a material impact on our results of operations or financial condition.

Effective September 16, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820 on October 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on our results of operations or financial condition.

Note 2.  Intangible Assets

On September 16, 2008, the Company agreed to issue 1,500,000 shares at $.001 par of its common stock to Encore Brands LLC in exchange for the exclusive sales and distribution licensing rights to Ecstasy Brand Liqueur in the United States and Canada for a 36 month period commencing September 18, 2008.  This intangible asset is summarized in the table below. There was no active market for our shares at the time of the exchange, and we deemed par value to be the best measurement of fair value at the time of the exchange.

	Gross	Accumulated Amortization	Net
License Rights	1,500	500	1,000
	$1,500	$500	$1,000

The estimated amortization for the next two years will be $500 per year.

Note 3.  Lease Rental Obligations

Currently the company does not have any lease obligations.

Note 4.  Long-Term Debt and Notes Payable

There were no amounts outstanding on September 30, 2009.

Note 5. Income Taxes

The Company follows Accounting Standards Codification 740 "Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Income tax benefit attributable to:
Net operating loss	$96,676	$4,750

Less stock based compensation	(76,500)	-

Less change in valuation allowance	(20,176)	(4,750)

Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$24,926	$4,750
Valuation allowance	(24,926)	(4,750)
Net deferred tax asset	$-	$-

At September 30, 2009, the Company had an unused net operating loss carry-forward approximating $285,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

Note 6.  Commitments and Contingencies

The Company currently has no contingent liabilities for existing or potential claims, lawsuits and other proceedings.  We accrue liabilities when it is probable that future costs will be incurred and these costs can be reasonably estimated.  Accruals are based on developments to date, our estimates of the outcomes of these matters and our experience in contesting, litigating and settling other matters.  As the scope of the liabilities becomes better defined, there may be changes in the estimates of future costs.

Note 7. Related-Party Transactions

The Company has received loans from shareholders during 2009. The balance of these loans was $12,360 and $0 as of September 30, 2009 and 2008, respectively. The loans bear interest at 3.25%, are unsecured and due on demand.

Note 8. Capital Stock

As of the period ended September 30, 2009 the company had 75,000,000 million authorized and 15,989,555 and 15,500,000 shares outstanding for the years ending September 30, 2009 and 2008, respectively.

On June 17, 2009, the Board of Directors accepted the resignation of Thomas Roth as President, CEO, and Director. The Company repurchased 14,000,000 shares of stock owned by Mr. Roth for $149, and cancelled the shares. On June 17, 2009 the Board of Directors elected Gareth West to replace Thomas Roth as President, CEO, and Director. On July 13, 2009, the Company approved the issuance of 14,000,000 shares to Gareth West. Stock-based compensation expense of $14,000 was recognized for this issuance, based on management’s determination of fair value of each share to be par value, $0.001. No active market existed for the shares at the time of issuance.

During 2009, the Company issued 20,666 shares at $0.45 per share for cash proceeds of $7,500 and a subscription receivable of $1,800. The Company also issued 468,889 shares at $0.45 per share to consultants for services valued at $211,000.

Note 9. Subsequent Events

On October 27, 2009, the Company’s Board of Directors approved the appointment of Mr. Alex McKean as the company’s Chief Financial Officer.

On December 18, 2009, Encore Brands, Inc. entered into a $50,000 Bridge Loan and Investment Agreement (the "Bridge Loan Agreement"), which is filed as by and between Peter Staddon, an individual (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”).  Encore’s obligations under the Bridge Loan Agreement include:  (1) the issuance of a Promissory Note, (2) a financing and documentation fee (“Financing Fee”) to the Lender, and (3) the issuance of a 55,000 Common Stock Purchase Warrant to acquire shares of common stock at a price of $0.45 per share.

The loan is convertible into shares of the Company’s stock at a conversion price of a 15% discount to the ten-day volume weighted average price per share of the stock. If there is no market for the stock, the conversion price shall be determined by the Board of Directors. In no circumstances can the loan be converted if the conversion price will be less than $0.30 per share.

All shares of stock issuable under the warrants and the loan conversion are provided registration rights. There are no penalties to the Company for non-registration of these shares.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of September 30, 2009, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(d) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on its assessment the Company’s management believes that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

(e) Auditor’s Attestation

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B.  Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Gareth West – CEO – Age – 39 - Address 11426 Ventura Blvd, Studio City, Ca 91604.

Mr. West helped found The Wine Bank, UK. In the role of Sales & Marketing Director he was instrumental in building the companies turnover from $1 to $25 million.  During his tenure at The Wine Bank, Gareth developed many innovative award winning new brands including Simply and the Body & Soul range.

In addition, since 1999, Gareth was been involved in the entertainment and production business. As producer, enjoying success, producing five movies, including “Pitfighter”, a martial arts action movie, starring Steven Bauer (“Scarface”, “Traffic”), which was released in June 2005 by 20th Century Fox Home Entertainment;  “Chasing Ghosts”, a thriller starring Michael Madsen (“Kill Bill”), which will be released later this year through Sony; “Unbeatable Harold”, which is currently in post-production and stars Dylan McDermott, Gladys Knight and Nicole DeHuff; “Ghost Game”, being distributed by American World Pictures and “Cult”, starring “Hustle & Flow”’s Taryn Manning.

Gareth’s ability to combine his entrepreneurial skill and experience in both the beverage and entertainment industries provides Encore Brands with many unique marketing opportunities.

Upon arriving in LA, Gareth became the producer of the L.A. International Short Film Festival. Over the last four years, Gareth has helped build the festival into the largest international short film festival in the world, Gareth continues his involvement in the festival, to help foster new talent and give an opportunity for filmmakers from the UK and around the world, to show their movies in Los Angeles to the film industry.

DIRECTORS OF THE COMPANY

Number of Directors: 3

Gareth West
Eric Barlund
Murray Williams

Eric Barlund – Age 43, Address 180 N. Lincoln St., Roselle, IL 60172, Phone Number 630-240-0687,was Vice President central region of Nolet Spirits USA, Ketel One Vodka from 2000 to 2004. Under Mr. Barlund’s leadership, Ketel One Vodka grew to the second largest imported Vodka Brand in the Midwest region. In 2001, Mr. Barlund successfully introduced Ketel One Citron. From 1998 to 2000 Mr. Barlund was regional manager of Ketel One in 9 Midwest states with gross annual sales of $66 million. From 1989 to 1998 Mr. Barlund was district manager for Judge & Dolph LTD, a midwest distributor representing a large spirit portfolio including Allied Domecq, Sidney Frank, Grant and Sons, Barton Brands, Diageo and Nolet Spirits. Prior to becoming district manager at J & D, Mr. Barlund’s experience included merchandising, marketing and management of key accounts. Mr. Barlund has a BA in Communications and English from Indiana University.

Murray Williams – Age 38, Address 28426 Rancho Grande, Laguna Niguel, CA 92677, Phone Number 949-456-9510- Chief Financial Officer GTX Corp. Mr. Williams is a CPA and began his career in public accounting with KPMG. Mr. Williams was one of the founders of Buy.com and functioned as the companies CFO raising $200 million and taking the company public in 2000. At KPMG, he was a manager in their assurance practice overseeing a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions.

Item 11. Executive Compensation.

None.  Beginning in fiscal year 2010, the Company will determine if it is necessary to accrue amounts commensurate with services performed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Gareth West: CEO - 14,000,000
Eric Barlund: Director - 1,000
Murray Williams: Director - 500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Encore Brands, Inc. has entered into a license agreement with Encore Brands LLC pursuant to which Encore Brands, Inc. has the limited exclusive right to sell, distribute and market Ecstasy Brand Liqueur in the United States of America and Canada.

Encore Brands, Inc. has issued to Encore Brands LLC 1,500,000 shares of its common stock @ $.001 ($1,500) as full and adequate compensation for the exclusive rights to sell and distribute Ecstasy Brand Liqueur in the United States and Canada. Terms of the agreement are 36 months.

Item 14. Principal Account Fees and Services.

None.

Part IV:

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements (all financial statements listed below are of the Company):

Statements of Operations for the twelve months ended September 30, 2009, and for the period from September 16, 2008 (inception) to September 30, 2008.

Balance Sheets as of September 30, 2009 and 2008 contained in Item 8 hereof.

Statements of Cash Flows for the twelve months ended September 30, 2009 and 2008 contained in Item 8 hereof.

Statements of Stockholders’ Equity (Deficit) for the period from September 16, 2008 (inception) to September 30, 2009 contained in Item 8 hereof.

Notes to the Financial Statements contained in Item 8 hereof.

Report of Independent Registered Accounting Firm contained in Item 8 hereof.

(2) Exhibits

2.1 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ ALEX G. MCKEAN
Alex G. McKean,
Chief Financial Officer (Principal Financial Officer)
Date: April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ GARETH WEST
Gareth West,
Chief Executive Officer
Date: April 28, 2010

By:  /s/ MURRAY WILLIAMS
Murray Williams,
Director
Date: April 28, 2010