Form 10-Q
period 2009-12-31
Encore Brands, Inc.
filed 2010-05-10
CIK 1452763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53046

Encore Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3597500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502  East John Street, Carson City, NV, 89706
(Address of principal executive offices)      (Zip Code)

(310) 699-9937
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,114,555 common shares issued and outstanding as of May 10, 2010.

ENCORE BRANDS, INC.
For the quarter ended December 31, 2009

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,952	$177
Accounts receivable-related party	5,000	--
Prepaid expense	25,000	--
Total current assets	41,952	177

Intangible asset, net	875	1,000

Total assets	$42,827	$1,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$96,378	$39,299
Shareholder advances	22,360	12,360
Convertible note payable and accrued interest	50,192	--
Total current liabilities	168,930	51,659

Total liabilities	168,930	51,659

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
15,989,555 issued and outstanding at December 31, 2009 and September 30, 2009	15,990	15,990
Subscription receivable	(1,125)	(1,800)
Additional paid-in capital	233,670	233,670
Accumulated deficit	(374,638)	(298,342)

Total stockholders’ deficit	(126,103)	(50,482)

Total liabilities and stockholders’ deficit	$42,827	$1,177

See accompanying notes to consolidated financial statements

ENCORE BRANDS, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
For the three months ended December 31, 2009 and 2008
And the period from September 16, 2008 (inception) to December 31, 2009
(Unaudited)

	Three Months Ended December 31,		September 16, 2008 (date of inception) to
	2009	2008	December 31, 2009

Operating expenses
General and administrative	$76,296	$284,670	$374,638

Total operating expenses	76,296	284,670	374,638

Net loss	$(76,296)	$(284,670)	$(374,638)

Weighted average number of common
shares outstanding - basic and diluted	15,989,555	15,567,286

Net loss per share - basic and diluted	$(0.00)	$(0.02)

See accompanying notes to consolidated financial statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2009 and 2008
And the period from September 16, 2008 (inception) to December 31, 2009
 (Unaudited)

	Three Months Ended December 31,		September 16, 2008, (inception) to December 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(76,296)	$(284,670)	$(374,638)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	125	125	625
Interest accrual	192	--	192
Common stock issued for services	--	255,775	239,000
Changes in operating assets and liabilities
Accounts receivable	--	--	--
Prepaid expense	(25,000)	--	(25,000)
Accounts payable and accrued expenses	57,079	18,245	96,378

Net cash used in operating activities	(43,900)	(10,525)	(63,443)

Cash flows from financing activities
Proceeds from issuance of common stock	675	5,025	8,175
Notes payable	50,000	--	50,000
Loan to officers	(5,000)	--	(5,000)
Proceeds from shareholder advance	10,000	5,500	22,360
Repurchase and cancellation of common stock	--	--	(140)

Net cash provided by financing activities	55,675	10,525	75,395

Net increase (decrease) in cash and cash equivalents	11,775	--	11,952

Cash and cash equivalents, beginning of period	177	--	--

Cash and cash equivalents, end of period	$11,952	$--	$11,952

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--
Interest paid	$--	$--	$--

Non-cash transactions:
Common stock issued for license rights	$--	$--	$1,500
Issuance of common stock for subscription receivable	$--	$--	$1,800

See accompanying notes to consolidated financial statements

ENCORE BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Encore Brands, Inc. (the “Company” or “Encore Brands”) is a wholesale supplier of alcoholic beverages located in Carson City, Nevada. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States and Canada. The concept behind Ecstasy Liqueur is a combination of flavored liqueur and energy drink that is a growing taste preference among drinkers. Encore Brands is a wholesale supplier of alcoholic beverages. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique non-competing brands on and off premise in the U.S. market place. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States, one of the world’s first premium enhanced spirits.

The accompanying unaudited financial statements of Encore Brands have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The preparation of the accompanying unaudited consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies.  These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, warranty and other obligations and commitments.  Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances.  Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Adopted and Recently Issued Accounting Guidance

On July 1, 2009, the FASB issued the FASB ASC (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

2.  EQUITY

Common Stock
During the three months ended December 31, 2009, the Company collected $675 of subscription receivables. No new shares of common stock were issued. During the three months ended December 31, 2008, the Company issued 50,644 shares of common stock for the total consideration of $22,790 and 568,389 shares for services rendered all at a value of $0.45 per share.  The grant-date fair value of these shares was $255,775.

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the three months ended December 31, 2009 is provided below:

		Number of	Remaining
	Exercise Price	Warrants	Life (Years)

Outstanding and exercisable at September 30, 2009	$--	--	--
Warrants exercised	--	--	--
Warrants granted	0.45	55,555	2.0
Warrants expired	--	--	--
Outstanding and exercisable at December 31, 2009	$0.45	55,555	2.0

The warrants above were issued in connection with the convertible note payable described in note 3. The Company valued the warrants using the Black-Scholes model, and the following assumptions: stock price of $0.45, exercise price of $0.45, expected term of 2 years, volatility of 0%, dividends of 0% and a risk-free interest rate of 0.82%. The fair value of the warrants based on these assumptions was determined to be immaterial, and accordingly no expense was recognized.

3.  CONVERTIBLE NOTE PAYABLE

On December 18, 2009, Encore Brands, Inc. entered into a $50,000 Bridge Loan and Investment Agreement (the "Bridge Loan Agreement"), which is filed as by and between Peter Staddon, an individual (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”).  Encore’s obligations under the Bridge Loan Agreement include:  (1) the issuance of a Promissory Note, (2) a financing and documentation fee (“Financing Fee”) to the Lender, and (3) the issuance of a 55,000 Common Stock Purchase Warrant to acquire shares of common stock at a price of $0.45 per share. The loan is unsecured, bears interest at 10% per annum, and matures on December 18, 2010 at which time all unpaid principal and accrued interest is due.

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

Management determined that the conversion option in the note payable was a derivative liability as defined by GAAP, and required bifurcation as separate financial instrument. However, as the Company’s stock has not traded in an open market, the value of the derivative was determined to be immaterial.

4.  ACCOUNTS RECEIVABLE – RELATED PARTY

During the three months ended December 31, 2009, the Company loaned $5,000 to its Chief Executive Officer. The loan bears no interest, is unsecured, and has no specific repayment date.

5.  SUBSEQUENT EVENTS

On April 6, 2010, the Company was granted a stock symbol by FINRA bearing the name ENCB.

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters, specifically, with it's Post-Effective amendment.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean Encore Brands, Inc.

Encore Brands, Inc. was incorporated in the State of Nevada on September 16, 2008.

Immediately following the incorporation, in a Form S-1 we offered 15,989,555 of our securities to qualified investors (the “Financing”).  In the Financing, we sold an aggregate total of 20,666 shares (“Shares”) at a price of $0.45 per share for total consideration of $9,300 and issued 468,889 shares for services rendered.  Each share consists of one share of common stock.

Operations

Encore Brands, Inc. is in the Wholesale and Distribution of Alcoholic Beverages business.  It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States and Canada.   We have had limited business operations and we currently have no revenue and no significant assets.

As of September 30, 2009, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.

The Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands.

Results of Operations for the three months ended December 31, 2009 and 2008

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

General and administrative

The types of costs included in selling, general and administrative expenses consist predominately of professional fees, advertising and non-manufacturing administrative and overhead costs.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of goods sold.

The Company expenses advertising costs as incurred, shown or distributed.

General and administrative expenses during the three months ended December 31, 2009 and 2008  were $76,296 and $284,670, respectively. The decrease was due to no issuances of stock for services in the current period.

Net Loss

Net loss for the three months ended December 31, 2009 was approximately ($76,296) a decrease to the net loss during the same periods in 2008.  The decrease in the net loss is primarily due to a reduction in the shares given for services during the Form S-1 in the prior period.

Liquidity and Capital Resources

As of December 31, 2009, we had a negative working capital of ($126,978) compare to December 31, 2008 of ($51,482).

Our net loss was ($76,296) for the three months ended December 31, 2009 compared to a net loss of ($284,670) for the three months ended December 31, 2008.  Net cash used in operating activities was approximately $43,900 for the three months ended December 31, 2009 compared to approximately $10,525 for the same period in 2008.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees during the three months ended December 31, 2009.

Net cash provided by financing activities during the three months ended December 31, 2009 was approximately $55,675 and resulted primarily from the closing of a note payable of $50,000 and shareholder loans of $5,000.

No shares were sold and no warrants were exercised during the three months ended December 31, 2009.

Because we have not yet recognized revenues from our operations, we currently rely on the cash we received from our Form S-1 financing activities to fund our capital expenditures and to support our working capital requirements.  We feel if the maximum proceeds are raised we will have sufficient working capital for the next 24 months.  If we do not raise a significant amount of the proceeds we will need to scale back and perhaps do a new funding over the next six months.

If there is a reduction in the amount of proceeds anticipated through this offering it is the company's intention to scale the role out plan in terms of number of states launching the Ecstasy brand. In addition, the company would reduce the marketing dollars to be spent supporting each of those markets.

During the remainder of the current fiscal year, we expect to accomplish the foregoing through the following milestones:

1.  Complete our public offering. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. These costs are estimated at $46,000.

2.  After completing the offering, we will hope to hire a marketing focused team to create significant sales of unique non-competing brands on and off premise in the U.S. market place. Our marketing plan includes partnering with traditional and online media, attracting celebrity brand ambassadors and producing unique ad campaigns and promotions for each brand. Product placement and event sponsorship will also be used to create awareness and drive sales. This will be an immediate need of the Company and will be ongoing from the commencement of operations. A detailed breakdown of distribution costs for 24 months is set forth in the Use of Proceeds section of the Form S-1. These costs are estimated at $750,000.

3.  Since dealer support is critical, we will also build ties with highly-capable distributors across the United States; the most notable of these is the nation’s largest distributor, Southern Wine Spirits of America (SWS) as well as services of regional distributors, such as Edison Liquor Corp for Wisconsin, Empire in Georgia, Burke in Massachusetts, and Fedway Associates Inc. for New Jersey. We believe we can accomplish this approximately 90 days after we complete our public offering. The costs associated with this depend on how much capital we can raise. A detailed breakdown of distribution costs for 24 months is set forth in the Use of Proceeds section of the Form S-1. These costs are estimated at $500,000.

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

If we cannot generate sufficient revenues to continue operations and pay our expenses we will need to suspend or cease operations.

Our funding requirements will depend on numerous factors, including:

*	Executing our vision effectively;
*	Initial sales performance of new products;
*	Competition, either from known competitors in the beverage industry, or others entering into our chosen markets;
*	Changes in consumer preferences and discretionary spending;
*	Consumer understanding and acceptance of the Ecstasy experience;
*	General economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use: and
*	Changes in government regulation.

As noted above, based on budgeted expenditures, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months,, which will require us to raise additional external funds through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Adopted and Recently Issued Accounting Guidance

On July 1, 2009, the FASB issued the FASB ASC (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.

Date: April 26, 2010	By:	/s/ ALEX G. MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2010	By:	/s/ GARETH WEST
Gareth West,
Chief Executive Officer