Form 10-Q
period 2010-03-31
Encore Brands, Inc.
filed 2010-05-17
CIK 1452763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,114,555 common shares issued and outstanding as of May 17, 2010.

ENCORE BRANDS, INC.
For the quarter ended March 31, 2010

FORM 10-Q

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3
	Balance Sheets at March 31, 2010 (unaudited) and September 30, 2009	3

	Statements of Operations for the three and six months ended March 31, 2010 and 2009 and the period from September 18, 2008 to March 31, 2010 (unaudited)	4

	Statements of Cash Flows for the six months ended March 31, 2010 and 2009 and the period from September 18, 2008 to March 31, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	12

PART I

ITEM 1.  FINANCIAL STATEMENTS

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,417	$177
Accounts receivable-related party	5,000	--
Prepaid expense	25,000	--
Total current assets	31,417	177

Intangible asset, net	750	1,000

Total assets	$32,167	$1,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$176,130	$39,299
Shareholder advances	21,860	12,360
Convertible note payable and accrued interest	51,424	--
Total current liabilities	249,414	51,659

Total liabilities	249,414	51,659

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
15,989,555 issued and outstanding March 31, 2010 and September 30, 2009, respectively	15,990	15,990
Subscription receivable	(900)	(1,800)
Additional paid-in capital	233,670	233,670
Accumulated deficit	(466,007)	(298,342)

Total stockholders’ deficit	(217,247)	(50,482)

Total liabilities and stockholders’ deficit	$32,167	$1,177

See accompanying notes to financial statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2010, and 2009
And the period from September 16, 2008 (inception) to March 31, 2010
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		September 16, 2008 (inception) to March 31,
	2010	2009	2010	2009	2010

Operating expenses
General and administrative	$91,369	$3,248	$167,665	$287,918	$466,007

Total operating expenses	91,369	3,248	167,665	287,918	466,007

Net loss	$(91,369)	$(3,248)	$(167,665)	$(287,918)	$466,007

Weighted average number of common shares outstanding - basic and diluted
	15,989,555	15,843,529	15,989,555	15,843,529

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

See accompanying notes to financial statements

ENCORE BRANDS, INC,
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2010 and 2009
And the period from September 16, 2008 (inception) to March 31, 2010
(Unaudited)

	Six Months Ended March 31,		September 16, 2008, (inception) to March 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(167,665)	$(287,918)	$(466,007)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	250	250	750
Interest accrual	1,424	--	1,424
Common stock issued for services	--	255,775	239,000
Changes in operating assets and liabilities
Accounts receivable	--	--	--
Prepaid expense	(25,000)	--	(25,000)
Accounts payable and accrued expenses	136,831	20,233	176,130

Net cash used in operating activities	(54,160)	(11,660)	(73,703)

Cash flows from financing activities
Proceeds from issuance of common stock	900	5,250	8,400
Notes payable	50,000	--	50,000
Loans to officers	(5,000)	--	(5,000)
Proceeds from shareholder advance	9,500	6,410	21,860
Repurchase and cancellation of common stock	--	--	(140)

Net cash provided by financing activities	55,400	11,660	75,120

Net increase (decrease) in cash and cash equivalents	1,240	--	1,417

Cash and cash equivalents, beginning of period	177	--	--

Cash and cash equivalents, end of period	$1,417	$--	$1,417

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--
Interest paid	$--	$--	$--

Non-cash transactions:
Common stock issued for license rights	$--	$--	$1,500
Issuance of common stock for subscription receivable	$--	$17,540	$900

See accompanying notes to financial statements

ENCORE BRANDS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.  BASIS OF PRESENTATION

Encore Brands, Inc. (the “Company” or “Encore Brands”) is a wholesale supplier of alcoholic beverages located in Carson City, Nevada. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur, one of the world’s first premium enhanced spirits, in the United States and Canada . The concept behind Ecstasy Liqueur is a combination of flavored liqueur and energy drink that is a growing taste preference among drinkers.. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique non-competing brands on and off premise in the U.S. market place.

The accompanying unaudited financial statements of Encore Brands have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Interim results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The preparation of the accompanying unaudited financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies.  These estimates can include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, warranty and other obligations and commitments.  Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances.  Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

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

Recently Adopted and Recently Issued Accounting Guidance

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

2.  EQUITY

Common Stock
During the six months ended March 31, 2010, the Company collected $900 (of $1,800) of subscription receivable. No new shares of common stock were issued. During the six months ended March 31, 2009, the Company issued 50,644 shares of common stock for the total consideration of $22,790 and 568,389 shares for services rendered all at a value of $0.45 per share.  The grant-date fair value of these shares was $255,775.

Common Stock Warrants
A summary of the Company’s warrant activity and related information for the six months ended March 31, 2010 is provided below:

		Number of	Remaining
	Exercise Price	Warrants	Life (Years)
Outstanding and exercisable at September 30, 2009	$--	--	--
Warrants exercised	--	--	--
Warrants granted	0.45	55,555	2.0
Warrants expired	--	--	--
Outstanding and exercisable at March 31, 2010	$0.45	55,555	1.75

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

4.  RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2010, the Company loaned a total of $5,000 to its Chief Executive Officer. The loan bears no interest, is unsecured, and has no specific repayment date.

During the six months ended March 31, 2010, the Company received $10,000 of advances from a shareholder. These advances are unsecured, bear interest at 3.25% and have no specific repayment date. The balance owed to the shareholder was $21,860 and $12,360 as of March 31, 2010 and September 30, 2009. The Company repaid $500 of advances to the shareholder during the six months ended March 31, 2010.

5.  SUBSEQUENT EVENTS

On April 6, 2010, the Company was granted a stock symbol on the Over-the-Counter Bulletin Board by the Financial Industry Regulatory Aurthority (“FINRA”) bearing the name ENCB.

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters, specifically, with its S-1 amendment.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500.

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

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Encore Brands, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean Encore Brands, Inc.

Encore Brands, Inc. was incorporated in the State of Nevada on September 16, 2008.

Immediately following our incorporation, we filed a registration statement on Form S-1 pursuant to which we registered 15,989,555 shares of our common stock to be sold by us to qualified investors at $0.45 per share (the “Financing”).  In the Financing, we sold an aggregate total of 20,666 shares (“Shares”) at a price of $0.45 per share for total consideration of $9,300 and issued 468,889 shares for services rendered.

Operations

Encore Brands, Inc. is in the wholesale and distribution of alcoholic beverages business.  It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur in the United States and Canada.   We have had limited business operations and we currently have no revenue and no significant assets.

For the three and six months ended March 31, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and six months ended March 31, 2010 and 2009

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

General and administrative expenses during the three and six months ended March 31, 2010 was ($91,369) and ($167,665) respectively and for the three and six months ended March 31, 2009 were ($3,248) and ($287,918) respectively.  The decrease was due to no issuances of stock for services in the current period.

Net Loss

Net loss for the six months ended March 31, 2010 was approximately ($167,665) a decrease to the net loss during the same periods in 2009 of ($120,253) or (42%).  The decrease in the net loss is primarily due to a reduction in the shares given to professionals for services rendered.

Liquidity and Capital Resources

As of March 31, 2010, we had negative working capital of $217,997 compared to September 30, 2009 of $51,482.

Our net loss was ($167,665) for the six months ended March 31, 2010 compared to a net loss of ($287,918) for the six months ended March 31, 2009.  Net cash used in operating activities was approximately ($54,160) for the six months ended March 31, 2010 compared to approximately ($11,660) for the same period in 2009.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the six months ended March 31, 2010 was approximately $55,400 and resulted primarily from the closing of a note payable of $50,000 and shareholder loans of $4,500.

No shares were sold and no warrants were exercised during the three and six months ended March 31, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Our future financial results will depend primarily on (1) our ability to fully implement our business plan and (2) our ability to develop our brand awareness. We cannot assure that we will be successful in any of these activities will be at a level allowing for profitable production.

During the remainder of the current fiscal year, we expect to accomplish the foregoing through the following milestones:

1. We hope to hire a marketing focused team to create significant sales of unique non-competing brands on and off premise in the U.S. market place. Our marketing plan includes partnering with traditional and online media, attracting celebrity brand ambassadors and producing unique ad campaigns and promotions for each brand. Product placement and event sponsorship will also be used to create awareness and drive sales. This will be an immediate need of the Company and will be ongoing from the commencement of operations. These costs are estimated at $750,000.

2.  Since dealer support is critical, we will also build ties with highly-capable distributors across the United States; the most notable of these is the nation’s largest distributor, Southern Wine Spirits of America (SWS) as well as services of regional distributors, such as Edison Liquor Corp for Wisconsin, Empire in Georgia, Burke in Massachusetts, and Fedway Associates Inc. for New Jersey. These costs are estimated at $500,000.

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

If we cannot generate sufficient revenues to continue operations and pay our expenses we will need to suspend or cease operations.

Our funding requirements will depend on numerous factors, including:

·	Executing our vision effectively;
·	Initial sales performance of new products;
·	Competition, either from known competitors in the beverage industry, or others entering into our chosen markets;
·	Changes in consumer preferences and discretionary spending;
·	Consumer understanding and acceptance of the Ecstasy experience;
·	General economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use: and
·	Changes in government regulation.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended September 30, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 31.2	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification Rule 13a-14(a)/15d-14(a) Principal Financial Officer Certification
32	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.

Date: May 17, 2010	By:	/s/ ALEX G. MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: May 17, 2010	By:	/s/ GARETH WEST
Gareth West,
Chief Executive Officer (Principal Executive Officer)