Form 10-Q
period 2010-06-30
Encore Brands, Inc.
filed 2010-08-16
CIK 1452763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

______________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,114,555 common shares issued and outstanding as of August 16, 2010.

ENCORE BRANDS, INC.
For the quarter ended June 30, 2010

FORM 10-Q

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at June 30, 2010 (unaudited) and September 30, 2009	3

	Statements of Operations for the three and nine months ended June 30, 2010 and 2009 and the period from September 16, 2008 to June 30, 2010 (unaudited)	4

	Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 and the period from September 16, 2008 to June 30, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	12

PART I

ITEM 1.  FINANCIAL STATEMENTS

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$314	$177
Accounts receivable	10,000	--
Prepaid expense	25,000	--
Total current assets	35,314	177

Intangible asset, net	625	1,000

Total assets	$35,939	$1,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$261,871	$39,299
Shareholder advances	36,860	12,360
Convertible note payable and accrued interest	51,247	--
Total current liabilities	349,978	51,659

Total liabilities	349,978	51,659

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
15,989,555 issued and outstanding June 30, 2010 and September 30, 2009, respectively	15,990	15,990
Subscription receivable	(900)	(1,800)
Additional paid-in capital	289,920	233,670
Deficit accumulated during the development stage	(619,049)	(298,342)

Total stockholders’ deficit	(314,039)	(50,482)

Total liabilities and stockholders’ deficit	$35,939	$1,177

See accompanying notes to financial statements.

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2010 and 2009
And the period from September 16, 2008 (inception) to June 30, 2010
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		September 16, 2008 (inception) to June 30,
	2010	2009	2010	2009	2010

Revenue	$10,000	$--	$10,000	$--	$10,000

Operating expenses:
General and administrative	163,042	2,836	330,707	290,754	629,049

Total operating expenses	163,042	2,836	330,707	290,754	629,049

Net loss	$(153,042)	$(2,836)	$(320,707)	$(290,754)	$(619,049)

Weighted average number of common shares outstanding - basic and diluted
	15,989,555	15,935,679	15,989,555	15,935,679

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

See accompanying notes to financial statements.

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2010 and 2009
And the period from September 16, 2008 (inception) to June 30, 2010
(Unaudited)

	Nine Months Ended June 30,
	2010	2009	September 16, 2008, (inception) to June 30, 2010
Cash flows from operating activities
Net loss	$(320,707)	$(290,754)	$(619,049)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	375	375	875
Interest accrual	2,671	--	2,671
Common stock issued for services	56,250	255,775	295,250
Changes in operating assets and liabilities
Accounts receivable	(10,000)	--	(10,000)
Prepaid expense	(25,000)	--	(25,000)
Accounts payable and accrued expenses	221,148	15,460	260,447

Net cash used in operating activities	(75,263)	(19,144)	(94,806)

Cash flows from financing activities
Proceeds from issuance of common stock	900	7,050	8,400
Proceeds from notes payable	50,000	--	50,000
Proceeds from shareholder advance	24,500	12,110	36,860
Repurchase and cancellation of common stock	--	--	(140)

Net cash provided by financing activities	75,400	19,160	95,120

Net increase (decrease) in cash and cash equivalents	137	16	314

Cash and cash equivalents, beginning of period	177	--	--

Cash and cash equivalents, end of period	$314	$16	$314

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--
Interest paid	$1,425	$--	$1,425

Non-cash transactions:
Common stock issued for license rights	$--	$--	$1,500

See accompanying notes to financial statements

ENCORE BRANDS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.  BASIS OF PRESENTATION

Encore Brands, Inc. (the “Company” or “Encore Brands”) is a wholesale supplier of alcoholic beverages located in Carson City, Nevada. It currently has the right and exclusive license to distribute Ecstasy Brand Liqueur, one of the world’s first premium enhanced spirits, in the United States and Canada.  The concept behind Ecstasy Liqueur is a combination of flavored liqueur and energy drink that is a growing taste preference among drinkers. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique non-competing brands on and off premise in the U.S. market place.

The accompanying unaudited financial statements of Encore Brands have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Interim results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2009, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

2.  EQUITY

Common Stock
During the nine months ended June 30, 2010, the Company collected $900 (of $1,800) of subscription receivable. No new shares of common stock were issued. The Company recognized $56,250 in stock-based compensation for 125,000 shares of the Company’s common stock valued awarded to an attorney for legal services provided. The stock was valued at $0.45 per share, the price of the Company’s last private placement, due to the Company’s lack of an active trading market. As of June 30, 2010, these  and through the date of this report, these shares have not yet been issued.

During the nine months ended June 30, 2009, the Company issued 50,644 shares of common stock for the total consideration of $22,790 and 568,389 shares for services rendered all at a value of $0.45 per share.  The grant-date fair value of these shares was $255,775.

Common Stock Warrants
A summary of the Company’s warrant activity and related information for the nine months ended June 30, 2010 is provided below:

	Exercise Price	Number of Warrants	Remaining Life (Years)

Outstanding and exercisable at September 30, 2009	$--	--	--
Warrants exercised	--	--	--
Warrants granted	0.45	55,555	1.47
Warrants expired	--	--	--
Outstanding and exercisable at June 30, 2010	$0.45	55,555	1.47

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

3.  CONVERTIBLE NOTE PAYABLE

On December 18, 2009, Encore Brands, Inc. entered into a $50,000 Bridge Loan and Investment Agreement (the "Bridge Loan Agreement"), which is filed as by and between Peter Staddon, an individual (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”).  Encore’s obligations under the Bridge Loan Agreement include:  (1) the issuance of a Promissory Note, (2) a financing and documentation fee (“Financing Fee”) to the Lender, and (3) the issuance of a 55,000 Common Stock Purchase Warrant to acquire shares of common stock at a price of $0.45 per share. The loan is unsecured, bears interest at 10% per annum, and matures on December 18, 2010 at which time all unpaid principal and accrued interest is due.  As of June 30, 2010, the Company had paid $1,425 of interest.

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

Management determined that the conversion option in the note payable was a derivative liability as defined by GAAP, and required bifurcation as separate financial instrument due to the variable conversion terms. However, as the Company’s stock has not traded significantly in an open market, the value of the derivative was determined to be immaterial.

4. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2010, the Company loaned a total of $5,000 to its Chief Executive Officer, which was then recorded as salary expense during the current period.

During the nine months ended June 30, 2010, the Company received $25,000 of advances from a shareholder. These advances are unsecured, bear interest at 3.25% and have no specific repayment date. The balance owed to the shareholder was $36,860 and $12,360 as of June 30, 2010 and September 30, 2009. The Company repaid $500 of advances to the shareholder during the nine months ended June 30, 2010.

During the nine months ended June 30, 2010, the Company agreed to pay $750 to its Chief Financial Officer for the use of office space. As of June 30, 2010, no amounts had been paid, and $4,500 was accrued. Each officer also receives $12,500 per month as salary. No amounts were paid during the period, and expense of $212,500 was accrued for as of June 30, 2010.

5.  COMMITMENTS

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500. As of June 30, 2010, these shares have yet to be issued as discussed in Note 2.

On June 17, 2010 the Company entered into a two-year agreement with Heerdink Advisory Services, LLC to provide Securities and Investment Advisory Services in order to solicit and obtain financings for a completion fee of 8% and warrants equal to 8% of the shares purchased in the financing, contingent upon the completion of Encore’s Form S-1 becoming effective.

On June 21, 2010 the Company entered into an two-year agreement with Vista Partners to act as a capital market advisor. Under terms of the agreement, the Company is to make the following payments:

•	Issuance of 750,000 shares of common stock and $10,000 due upon the effective date of the agreement.
•	Issuance of 500,000 shares of common stock due upon the 7th month of agreement and monthly payments of $7,500 for the next six months
•	Issuance of 500,000 shares of common stock due upon the 13th month of agreement and monthly payments of $10,000 for the next six months
•	Issuance of 500,000 shares of common stock due upon the 19th month of agreement and monthly payments of $12,500 for the next six months.

On August 12, 2010, both parties amended the agreement to extend the effective date of the agreement to be contingent upon the completion of Encore’s Form S-1 becoming effective. As of June 30, 2010, no shares have been issued or recognized and no payments have been made.

6.  SUBSEQUENT EVENTS

On July 27, 2010, the Company entered into a three-year and three-year rolling MOU with Pelican Brands, LLC to act as its National Sales and Marketing Agent for the U.S. market.  The terms of the agreement in year one include a minimum cases sold requirement of 8,000 9-liter cases, sales commissions of 12% and a monthly management fee of $8,000.

On, August 12, 2010, the Company agreed to an amendment to the Licensing Agreement with Encore Brands, LLC, to automatically renew the licensing period and additional three-years, due to delays in getting operations up and running.

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

Overview

We are a wholesale distributor of alcoholic beverages. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique noncompeting brands on and off premise in the U.S. and International market place.

We have entered into a license agreement with Encore Brands LLC pursuant to which Encore Brands has the limited exclusive right to sell, distribute and market Ecstasy™ Brand Liqueur in the United States of America and Canada, one of the world’s first premium enhanced spirits.

The concept behind Ecstasy™ Liqueur is a combination of flavored liqueur and energy drink which is a growing taste preference among drinkers.  The combination produced is a 70-proof clear spirit with pomegranate and citrus flavors, column distilled four times from winter white wheat and yellow corn.  Exotic herbs, which are the energy-stimulating ingredients, are ginseng, guarana, taurine, and caffeine.  Ecstasy™ is produced in such a way that it can be consumed straight up or be mixed with other ingredients as cocktails.

Shortly after inception, we filed a registration statement on Form S-1 pursuant to which we registered 20,000,000 shares of our common stock to be sold by us to qualified investors at $0.45 per share (the “Financing”).  In the Financing, we sold an aggregate total of 20,666 shares (“Shares”) to 34 subscribers at a price of $0.45 per share for total consideration of $9,300.  In addition we issued 468,889 shares to 18 consultants for services rendered.  The issuance of these shares were primarily attributable to professional fees, and legal and audit fees related to our public offering and ongoing compliance with our obligations under federal securities laws.  The proceeds from our public offering were used to pay for start-up costs and the related fees associated with registering our securities, our ongoing compliance requirement under federal securities laws and to apply for various licenses and permits with governmental agencies related to our future operations.

Recent Developments

On April 6, 2010, the Company was granted a stock symbol on the Over-the-Counter Bulletin Board by the Financial Industry Regulatory Authority (“FINRA”) bearing the name ENCB.

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters, specifically, with its S-1 amendment.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500.

On June 16, 2010, we entered into a non-binding Letter of Intent (“LOI”) with Cermex SA to have a Design and Development Agreement (“agreement”).  This agreement allows Encore Brands Inc. to produce its own proprietary brands of imported Mexican beer, and an equity stake contingent upon the completion of Encore’s Form S-1 becoming effective.

On June 16, 2010 the Company entered into a Letter of Intent (“LOI”) with KSB, LLC to design and develop products under the Zephyr Gin labels, to provide marketing and sales in the US and the World, and the desire to become an equity partner, contingent upon the completion of Encore’s Form S-1 becoming effective.

On June 17, 2010 the Company entered into a two-year agreement with Heerdink Advisory Services, LLC to provide Securities and Investment Advisory Services in order to solicit and obtain financings for a completion fee of 8% and warrants equal to 8% of the shares purchased in the financing, contingent upon the completion of Encore’s Form S-1 becoming effective.

On June 21, 2010 the Company entered into an two-year agreement with Vista Partners to act as a capital market advisor, services provided under consideration of a monthly fee and shares of common stock, contingent upon the completion of Encore’s Form S-1 becoming effective.

Results of Operations for the three and nine months ended June 30, 2010 and 2009

Revenue

For the three and nine months ended June 30, 2010, we generated revenues $10,000 for assisting in the creation of a broker relationship and subsequent sales of 2000 cases of Zephyr Gin.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands.

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

General and administrative expenses during the three and nine months ended June 30, 2010 was $163,042 and $330,707 respectively and for the three and nine months ended June 30, 2009 were $2,836 and $290,754 respectively.  The increase was due to stock-based compensation and management salaries of $12,500 per month for each officer in the current period.

Net Loss

Net loss for the nine months ended June 30, 2010 was approximately $320,707 an increase to the net loss during the same periods in 2009 of $29,953 or 10%. The increase in the net loss is due to stock-based compensation to professionals for services rendered and management salaries of $12,500 per month for each officer.

Liquidity and Capital Resources

As of June 30, 2010, we had negative working capital of $314,664 compared to September 30, 2009 of  $51,482.

Our net loss was ($320,707) for the nine months ended June 30, 2010 compared to a net loss of ($290,754) for the nine months ended June 30, 2009.  Net cash used in operating activities was approximately ($75,000) for the nine months ended June 30, 2010 compared to approximately ($19,000) for the same period in 2009.  The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the nine months ended June 30, 2010 was approximately $75,400 as compared to $19,160 for the nine months ended June 30, 2009.  This increase is primarily due to the closing of a note payable of $50,000 and shareholder loans of $24,500.

No shares were sold and no warrants were exercised during the three and nine months ended June 30, 2010.

We have not yet recognized significant revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

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

During the remainder of the current fiscal year, we expect to accomplish the foregoing through the following milestones:

1. We hope to hire a marketing focused team to create significant sales of unique non-competing brands on and off premise in the U.S. market place. Our marketing plan includes partnering with traditional and online media, attracting celebrity brand ambassadors and producing unique ad campaigns and promotions for each brand. Product placement and event sponsorship will also be used to create awareness and drive sales. This will be an immediate need of the Company and will be ongoing from the commencement of operations. These costs are estimated at $575,000.

2.  Since dealer support is critical, we will also build ties with highly-capable distributors across the United States.  These costs are estimated at $250,000.

3.  We intend to identify a key market demographic and focus on that consumer till reaching an awareness and mass level to move to a wider distribution presence including retail. Utilizing relevant communications and grass roots marketing, Encore will make the brand resonate in the consumers mind and be a part of their behavior. By creating pivotal catalysts for trial and awareness, Encore will leverage the distribution network to support the key markets serving this demographic and utilize additional broker support when Encore’s own inside sales people are not available. This will be an immediate need of the Company and will be ongoing from the commencement of operations.  These costs are estimated at $323,750.

If we cannot generate sufficient revenues or raise sufficient funds to continue operations and pay our expenses we will need to suspend or cease operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1           Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.

Date: August 16, 2010	By:	/s/ ALEX G. MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 16, 2010	By:	/s/ GARETH WEST
Gareth West,
Chief Executive Officer (Principal Executive Officer) and Director