Form 10-K/A
period 2009-09-30
Encore Brands, Inc.
filed 2010-09-16
CIK 1452763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission file number 333-156612

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
Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Form 10-K Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those set forth in, or implied by, such forward-looking statements.  All statements other than statements of historical facts included in this Annual Report on Form 10-K/A, including the statements under Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business strategy, future financial position, prospects, plans and objectives of management, are forward-looking statements.

When used in this Annual Report on Form 10-K/A, the words "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  In addition to the risks and uncertainties of ordinary business operations, important factors that could cause actual results to differ materially from those set forth in, or implied, by the Company's forward-looking statements contained in this Annual Report on Form 10-K/A are as follows:

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

Part I.

Item 1. Business

Company History

We were incorporated on September 16, 2008 in the State of Nevada.  We have had limited business operations and we currently have no revenue and no significant assets.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

General

We are a wholesale distributor of alcoholic beverages. We intend to utilize a small marketing focused team with decades of experience in brand building to create significant sales of unique noncompeting brands on and off premise in the U.S. marketplace. We currently have the exclusive license to distribute Ecstasy™ Brand Liqueur in the United States.

The concept behind Ecstasy™ Liqueur is a combination of flavored liqueur and energy drink, which is a growing taste preference among drinkers.  The combination produced is a 70-proof clear spirit with pomegranate and citrus flavors, column distilled four times from winter white wheat and yellow corn.  Exotic herbs, which are the energy-stimulating ingredients, are ginseng, guarana, taurine, and caffeine.  Ecstasy™ is produced in such a way that it can be consumed straight up or be mixed with other ingredients as cocktails.

Since competition among vodka drinks is largely dependent on brand differentiation and provocative marketing angles, “Ecstasy™” as a brand name may be said to have high recall ability – evoking “overwhelming bliss and emotion” and “heightened capacity for exceptional thought and experience” – and may be reflective of the drink itself.

Among all types of spirits, it seems that vodka is the type that largely invests on perfecting its packaging in order to entice prospective drinkers.  Ecstasy™ is no exception, as it invests substantially on its packaging, using a designer red corked bottle made from Venetian glass.  It aims to stand out from other bottles due to its color and the prominently placed “X” which also has its own appeal.  With the provocative name and stylized design, Ecstasy™ Liqueur is effective in grabbing the attention of its target customers.

Within the enhanced spirits sector, the trend of trading up is evident from the marked prices of the products including Ecstasy™.  The  spirits market is defined by the price point at which the products are sold.  All of Ecstasy™’s direct competitors have priced their 750ML bottles above US$30, which already falls within the super-premium range (ranges vary from around $10 for value brands, $20 and greater for premium brands and $30 and above for super premium brands).  These enhanced spirits have aptly positioned themselves in the high-growth price tier.  Based on vodka volume growth, the super premium range registered the highest year-on-year growth with 14.2 percent compared to other price tiers of vodka in 2007.  If pricing strategies for vodkas are also applied to energy-infused vodkas, this would mean that enhanced spirits are riding on the high-growth bandwagon, pricing their products at super-premium levels to generate high margins.  Though marketing and brand identity are integral for spirits in general, vodka sales apparently are highly-driven by the packaging, designed to grab the attention of any casual drinker, which makes these drinks highly-priced – “don’t sell the steak, sell the sizzle.”  Ecstasy™, in particular, is priced in the upper half of the super-premium level among enhanced spirits.

Enhanced spirits derive their product qualities from both the vodka and energy stimulants used.  Vodka is generated by the distillation of a fermented substance, usually potatoes and molasses, along with water and ethanol.  Energy-vodkas are usually either 80-proof or 70-proof in terms of alcoholic content, while the smoothness is determined by the distillation process.  Super-premium vodka brands, where most enhanced spirits have priced themselves at, are usually smoother and distilled more times compared to the premium brands.  For energy stimulants, the ingredients used are those commonly found in energy drinks such as caffeine, taurine, guarana, ginseng, and yerba mate.  Each energy-vodka has its own combination of ingredients, with Ecstasy™ having four of the five commonly used energy stimulants.  It is expected that the combination of stimulants will have a large impact on the level of energy boosting that the drinker will experience.

Distribution for enhanced spirits is done either on-premise (restaurants, bars, nightclubs) or off-premise (liquor and convenience stores).  Most of Ecstasy™’s competitors have already reached most of the states, with some brands already having the most geographical reach within the U.S. and also opting to expand to the international market.

As we are a wholesaler of Ecstasy™, and as such, have no direct costs associated with the production of Ecstasy™, as everything is made to order by third parties.  However there can be costs that are passed on the Encore Brands inc. as a result of changes in the prices of commodities, such as corn and wheat, transportation costs, such as fuel and oil, all of which can have an positive or negative impact on our ingredient costs and in the decision as to what the retail pricing of our products should be.

Effective May 27, 2010, we received our Federal Basic Permit with the Alcohol Tobacco Trade and Tax bureau (“TTB“) to be a wholesale supplier of liquor in the United States.  With this permit, we can begin obtaining our compliance within each state to conduct business.

Currently, we will concentrate our efforts on the top 20 markets for our product (see table below):

2007 Top Twenty U.S. Designated Market Areas
Population Rank	DMA Name	Population	Households	EBI (in Billions)	Retail Sales (In Billions)
1	New York, NY	20,845,536	7,582,327	$493.2	$329.3
2	Los Angeles, CA	17,763,915	5,718,533	341.5	251.2
3	Chicago, IL	9,699,918	3,497,608	216.2	156.3
4	Philadelphia, PA	7,845,519	2,969,123	175.2	131.3
5	San Francisco – Oakland San Jose, CA	6,877,020	2,487,636	189.6	119.8
6	Dallas-Ft. Worth, TX	6,655,366	2,413,421	144.2	105.2
7	Boston (Manchester), MA-NH	6,188,655	2,405,584	155.2	110.7
8	Washington. DC (Hagerstown, MD)	6,141,792	2,332,560	169.7	112.8
9	Atlanta, GA	6,141,281	2,248,964	130.4	100.2
10	Houston, TX	5,809,390	2,027,307	117.7	87.1
11	Detroit, MI	5,040,831	1,951,239	113.1	86.7
12	Phoenix (Prescott), AZ	4,810,101	1,765,925	98.0	75.6
13	Seattle-Tacoma, WA	4,569,269	1,813,147	107.3	79.2
14	Minneapolis – St. Paul, MN	4,414,295	1,712,382	99.0	78.5
15	Miami – Ft. Lauderdale, FL	4,298,231	1,570,128	84.7	62.3
16	Tampa – St. Petersburg (Sarasota), FL	4,226,115	1,779,818	90.6	69.9
17	Sacramento – Stockton Modesto, CA	4,001,780	1,407,967	77.4	61.6
18	Cleveland, OH	3,905,892	1,560,483	77.7	64.5
19	Denver, CO	3,807,412	1,480,904	89.6	67.1
20	Orlando – Melbourne Daytona Beach, FL	3,559,162	1,419,628	72.4	57.1

Source:  Claritas 2007

While we will maintain an office as its corporate headquarters, its overhead will be kept low by outsourcing noncore work like maintaining compliance and holding the minimum necessary inventory and focusing on the delivery and marketing of the product.

In the United States, liquor distribution has been subject to the “three tier system” at the federal level since the repeal of Prohibition.  This system requires separate licensing for manufacturers, distributors and retailers of alcohol products.  We currently do not have any formal arrangement in place with any distributors for our product. Management currently uses existing industry contacts within the “three-tier system” to offer our product.

By reinvesting capital in the growth of brand as it reaches critical mass and becomes cash flow positive, our marketing costs as a percentage of sales should decline.

By looking to partner and expand with broker participation in addition to inside sales, our will look to add additional noncompeting brands at such time it would not jeopardize focus or add significant overhead yet provide incremental revenue sources.

Industry Overview

Detail the industry and competitive situation, including any relevant trends, which the Company operates in:

Sources: The Alcoholic Drinks Market Outlook to 2008, First Research “Beer, Wine, and Spirits Distributorships Industry Profile”, US Spirits Market:  “The State of the Union”, and by information at  the US Distilled Spirits Council (“DISCUS”) and Alcohol and Tobacco Tax and Trade Bureau (“TTB”).

We expect long-term demand for wine and spirits to continue to grow in the U.S. and in major markets outside the U.S.  But our near-term view of the overall business environment has been tempered by the current global recession, which has decreased consumers’ disposable income and increased unemployment.  As a result, some consumers have shifted away their consumption patterns from on-premises to off-premises, with DISCUS estimating in 2009 that off-premises volume sales in the U.S. rose by nearly 3%, compared to around a 2% decline in the on-trade in the same period.  In addition, DISCUS’ CEO Peter Casey concluded in 2009, that the spirits business might not be “recession proof” but is certainly “recession resilient”.

The alcoholic segment, posting 1.4 percent growth, edged the 1.3 percent expansion of the refreshments or non-alcoholic market.  The alcohol industry – which sources its revenue either from off-premise (i.e. wholesale, retailers) or on-premise (i.e. restaurants, bars) sales – has three divisions, namely: beer, distilled spirits, and wine.  The emergence of premium and craft beer, the rising popularity of cocktail culture, and continuing experimentation with ‘Old and New World’ wines are its respective growth drivers. Beverage type by revenue market share is little changed from 2006 when the allocation stood at: beer (50.5 percent), spirits (33.0 percent) and wine (16.5 percent).  Although beer still seems to be the alcohol beverage of choice by most Americans, it posted the lowest volume growth rate in 2007 with 1.4 percent.  Outperforming the brewed beverage are the distilled spirits with 2.4 percent volume growth and the fermented wine with 4.0 percent.

Spirits

The spirits sector, whose products range from vodka, rum, whiskey, tequila, and bourbon – to name a few – accounted for 33.1 percent of total alcohol revenue in the U.S. for 2007.  Sales of the distilled concoction has risen 5.6 percent in 2007 to US$18.2 billion while volume grew by 2.4 percent to 181.5 million cases, and to US$18.7 in billion in sales in 2008.  The overall spirits category in the U.S. continued to grow during fiscal 2009, with U.S. industry trends, as measured by National Alcohol Beverage Control Association (“NABCA”) data, indicating a total distilled spirits volume grew 3.3% for the 12 months ending April 30, 2009.  Growth drivers are continued ‘premiumization’, solid off-premise sales, the growing cocktail culture, and steady population growth of the 21 and older demographic.  The term ‘premiumization’ describes the trading up trend wherein consumers exhibit greater preference for high-priced alcoholic beverages.  Off-premise sales versus on-premise sales of spirits show a large discrepancy – the former holds a fourfold advantage over the latter, which is suffering perhaps due to considerable product mark-ups in restaurants, bars, and other similar establishments. The strong demand for spirits prevails despite the economic slowdown mainly due to the buoyant growth of the high-end premium and super-premium product segments.  However, the value and premium spirits continue to make up the largest share in terms of volume as they account for a combined 70 percent of the segment total.

Vodka

Based on the findings of DISCUS, the top five product segments in the spirits division are: vodka, rum, cordials, Canadian whiskey, as well as bourbon and Tennessee whiskey, in that order.  Owing to vodka’s dominant role, DISCUS aptly nicknamed vodka as the ‘Spirit of the Industry’.  In 2007, vodka sales reached a spirits-leading US$4.3 billion or roughly 24 percent of total spirits segment revenue.  It also accounted for 28.5 percent of spirits industry volume with 51 million 9-liter cases.  The growth outlook for vodka is promising.  It is a versatile, highly mixable beverage making it the predominant base for the newly-emerging bar staple – cocktails.  Moreover, vodka could either be drank on-the-rocks, straight, or mixed with fruits, syrup, etc.

In the U.S. spirits market, vodka is czar.  Eight out of the Top 20 Liquor Products in the U.S. are vodka brands, which account for 39.1 percent of the list’s total sales.  The average growth of vodka (4.39 percent) outperforms that of the group average (3.84 percent).  Not surprisingly, the top spot is occupied by a vodka brand, Smirnoff.  The fact that the combined US$461.20 million revenue for 2007 of the Top 5 Vodka Brands in the U.S. make up 10.6 percent of total spirits sales further emphasizes how lucrative the product segment is in the U.S. market.  In addition, the U.S. market accounts for a majority of global vodka sales. Innovation has transformed vodka over the years, infusing the clear liquor with natural spices and fruit flavors.  Flavored versions, which have sprung up to provide taste variations, now represent 14 percent of total vodka sales.  Recently, distillers have started to diversify towards the higher-end of the price spectrum – a strategy that is paying off.  The 2007 growth of the expensive super-premium vodka topped the combined increase of the lower-tiered value, premium, and high-end segments.

Enhanced Spirits (Vodka-based)

Direct competitors of Ecstasy™ are vodka-based drinks that are infused with stimulants typically present in energy drinks – whether singly or in combination – such as guarana, taurine, ginseng and caffeine.  Management believes there are already eight competing brands in the United States, including Ecstasy™, along with another brand about to enter the market of energy-infused vodkas.

Brand Profile.  Brands competing directly with Ecstasy™ are vodka-based, differentiating their tastes based on particular fruit flavors such as peach, pomegranate, and citrus.  Product processes also differ between brands, in terms of the number of repeated distillations and the fermented substance used.  Alcoholic content among competitors are either 80-proof or 70-proof and because they are vodka-based, these brands can be drank straight up or mixed to produce cocktails.  The usual energy stimulants or ingredients used are caffeine, taurine, guarana, ginseng, and yerba mate.  Energy-infused vodkas started in 2004, with most brands entering the market in 2007.

Target Market.  Ecstasy™’s competitors have generally targeted the party and club drinkers, which is usually attracted to this type of drink since it allows them to be continually energized while socializing in the crowd.  Based on their marketing campaigns, some brands also intentionally carved out their market niches, such as Blue Lotus and 3 AM which set out to entice health-conscious drinkers.

Market Coverage.  As these brands are relatively new entrants to the spirits markets, most are concentrating on expanding their geographical reach in the United States, like Ecstasy™.  This proves to be an arduous process as each state has its own laws relating to alcoholic beverages.  Half of the brands have reached over half of the total states while some have already made inroads in other countries.

Pricing.  All of the brands have positioned their prices in the super-premium range, which sells upwards of US$30 a bottle.  This attests to the type of drinker that these brands want to attract, along with the complexity of manufacturing these types of drinks.  Comparatively, Ecstasy™ will be priced in the upper half of the super-premium range.

Marketing Strategy.   Ecstasy™’s competitors have based most of their marketing points on the “energy” factor of their drinks, emphasizing how it will enable people to keep up with night activities despite alcohol consumption.  Some also emphasize added features such as Blue Lotus’ “good for the soul” tagline to emphasize all-natural ingredients, or Everglo’s “powerfully smooth” tagline to emphasize its taste.

The product itself is unique and at the forefront of the next category of growth in the spirits industry. That category being Enhanced Spirits. Ecstasy™ liqueur will be premium priced at slightly higher than Kettle One and below that of Grey Goose.  This is at the lower end of the Enhanced Spirit category with many brands higher than Grey Goose.

Indicate the current (or anticipated) prices for the Company’s products, or the formula for determining such prices, and show how these prices compare with competitors’ products (services).  Include a description of any variations in product (or services) features.

Principal Products

License Agreement with Encore Brands LLC

On September 16, 2008, we entered into an exclusive license agreement with Encore Brands LLC pursuant to which we were granted an exclusive, nontransferable, nonsublicensable limited right to sell distribute and market Ecstasy™ Brand Liqueur in the United States and Canada. Currently our operations depend wholly on the license and sale of the Ecstasy™ Brand Liqueur and its successor rights. The current license is good through September 16, 2011 and is automatically renewable for another three years.  In consideration for the granting of the exclusive license, we issued Encore Brands LLC 1,500,000 shares of our common stock.

Promotional Strategy

We will utilize the strength of our management team, directors and consultants as a company to focus on our brand(s) to consistently meet the needs of customers and consumers around the world.

We aim to gain brand loyalty through local advertising and promotions, sponsored events, buyer/staff and distribution incentives, and entertainment and PR hits.  We hope to attain national exposure in order to drive both awareness and sales in its present market.  At the same time, it would draw inquiries from untapped markets as well.  Our on and off-premise promotions, led by the sales management team, are expected to pay off in increased awareness and higher sales.

We will kick off promotional campaigns with launch parties, supported by on-premise samplings, on and off-premise giveaways, and specialty drinks and menus.  Product brochures, press kits, signage, banners, public relations, product placement, sponsorships and internet-based marketing were also utilized to maximize brand exposure and awareness.

We will also distribute in state consumer trade shows where retailers are also invited.  This allows the sales team to meet up with the retailers who are hard to get in touch with.  Advertising and promotion will also be achieved through staff training of on-premise locations; bartenders and wait-staff will be trained to fully-understand the product and market it to customers.  Incentives will then be given to them in order to motivate sales efforts.  Brand training and telemarketing, which familiarize dealers with the product, are other advertising means that the company will use.

Since public relations gimmicks are effective promotion measures, we will participate in high-profile events to create an affinity for the brand that will resonate with its target market and help build brand loyalty, and ultimately drive sales upward.  Among numerous high-profile promotional and sampling campaigns will be: the Super Bowl, Sundance Film Festival, the Oscars, L.A. and Miami Fashion Weeks, film premieres, musical performances, and gallery and studio openings.

We will separate the country into tier 1 and tier 2 markets. It is the intention of the company to achieve significant market coverage of at least 10 markets and case volume in the first 12 months of operation of 20,000 cases; ramping up to 60,000 in year 2 and 100,000 in year 3.

A tier 1 market will require approximately $600,000 in annual promotional support with tier 2 requiring $300,000.

Market Coverage

The Tobacco Trade and Tax Bureau (TTB) has approved the Ecstasy™ label which is only currently registered for sale in Arizona, California, Colorado, Florida, Illinois, Kentucky, New Jersey, New York, and Wisconsin with new markets to be added. We will focus on core markets’ on-premise sales in its first year and will expand into off-premise distribution as conditions warrant.

Dealer Support

We will utilize the mandatory US three-tier alcohol distribution system, which requires a third party between producer and retailer. We will build ties with highly-capable distributors across the United States as well as services of regional distributors, utilizing management’s existing relationships.

Brand Awareness and Recall

It is management’s belief that there are thousands of Spirit brands with varying degrees of aided and unaided awareness.  We intend to utilize our experience and judgment to select brands of outstanding quality that when consumed have high degrees of customer satisfaction. It is management’s belief that these products will provide better brand recall and allow for peer to peer sharing, or “word of mouth advertising” which management considers the most effective type of advertising for its products.

The additional tenants of our brand selection process include name, packaging and product category. In the case of Ecstasy Brand Liqueur, all three tenants have been confirmed by management, the name is unique and has the connotation of good feelings associated with the brand, the packaging is strikingly beautiful and stands out on the shelf and the category is a new and relatively un-crowded compared to others such as Vodka or Tequila.

Combined with multiple points of distribution, effective consumer advertising and ground level marketing, it is the intention of management to grow brand awareness and drive trial while helping develop recall in the consumers brand selection process.

Distribution Methods

Premium spirit brands have become the darling of the alcoholic beverage industry. While beer and wine sales have been relatively flat for the past several years, the premium spirit segment has maintained high growth which analysts predict will continue for years to come as the drinking age population expands and tastes evolve.

Today’s trends continue to be primarily white spirits, flavors, and active or enhanced ingredients.

While 500 times distilled, overly hyped vodkas still abound and more and more varieties of tequila are produced. The enhanced spirit category is still untapped with only a hand full of brands available.

Today’s next generation of drinkers have grown up on energy drinks and functional beverages. When they go to the bar their first instinct is to combine their common beverage with alcohol. They are not looking to drink their parents booze such as a gin and tonic, scotch or a screw driver. This young demographic is the hottest segment of the market place and is underserved by all of the retreads of the same old products.

Our approach will be to identify a key market demographic and focus on that consumer till reaching an awareness and mass level to move to a wider distribution presence including retail. Utilizing relevant communications and grass roots marketing, Encore will make the brand resonate in the consumers mind and be a part of their behavior.

By creating pivotal catalysts for trial and awareness, we will leverage the distribution network to support the key markets serving this demographic and utilize additional broker support when our own inside sales people are not available.

Competition

Due to the limited information in terms of sales performance by energy-infused vodkas, market position of players can just be derived from brand awareness.  Although enhanced spirits is still an emerging market in the spirits sector, strong market positions are gradually being established by the continued entrants of players into the segment and the continued geographical expansion of existing brands.

Energy-infused vodkas that have entered the market at an early stage have already garnered some recognition.  P.I.N.K. vodka has accepted awards such as the 2008 “Rising Star” Growth Brand Award (Beverage Information Group), one of Top 50 Spirits of 2007 (Wine Enthusiast Magazine), 11 Beverage Dynamics Advertising and Promotions Awards, and American Graphic Design Award for bottle design.  Blue Lotus was awarded the Gold Medal in the San Francisco World Spirits Competition 2008.  Brands in this segment have invested much to increase brand awareness and recognition, ushering press releases and drink commentaries for print media, and organizing sampling parties and sponsoring events to increase product exposure.

We may find it difficult to penetrate the market due to the presence of these more established incumbent players.  It needs to overcome recognized brand identity of and customer loyalty gained by its competition.  For this reason the name Ecstasy™ which is familiar with the key demographic and memorable name is expected to transform the product into a top-of-mind brand.

Manufacturing and distribution capacity of potential rival companies may enable them to hold cost advantages over the smaller-scale operation of a company like us as we begin to compete against global, regional, and local brands.

While the industry has consolidated considerably over the last decade, the 10 largest global spirits companies control less than 15% of the total global market for spirits, and in Asia their share in less than 3%.  We believe that the overall market environment offers considerable growth opportunities for exception builders of premium brands.

Sources and Availability of Products

We currently have a five-year requirement contract with Distilled Resources Inc. (DRinc), DRinc is a full service beverage grade custom alcohol distillery. The company distills neutral spirits from Idaho russet potatoes, organic grains, and Idaho winter wheat and corn for use in award winning vodkas, liqueurs, and other specialty spirits.  DRinc offers full production, blending, and bottling services for our brand as well as warehousing and consulting. The terms for product will be net 30, after the invoice date, and all shipments to distributors require Federal excise tax to be paid prior to delivery to the distributor.   As our contract is for five years, we have not sourced a second distiller of  our product, and thus rely on Distilled Resources to provide all production of Ecstasy™ Liqueur.

Boise Cascade will be our contractor for corrugated boxes and packaging and Ignite, the preferred contractor, for advertising and marketing materials. These will all be on a contract basis with no retainer agreements or binding obligations for future work.  It is our opinion that both Boise Cascade and Ignite’s products and services are at a level and quality we want for our products, but they are not proprietary and we can choose to add to or change these contractor relationships to other competitors in the market as pricing and conditions warrant.

Government and Industry Regulation

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition. Alcohol is a controlled substance and is regulated by the federal government. As a wholesaler, Encore Brands has obtained a federal permit to distribute the brand in the US.

The Treasury Department’s Tobacco Trade and Tax Bureau (TTB) has approved the product formula and label for Ecstasy™ Liqueur. It is currently considering rules to mandate standardized labeling information on beer, wine and distilled spirits and has sought public comments.

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws.  We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

We are subject to all state and federal regulations regarding the distribution and sales of alcohol.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.  We do not currently plan to spend any funds on research and development activities, but expect to develop new brands as resources allow.

Employees

We currently have 2 employees, including our officers, and plan to hire sales staff on a commission basis as we are cleared for sales in each respective state.

Website Access to SEC Reports

The Company’s website address is www.encorebrands.com.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission.  We also make available on our website, or in printed form upon request, free of charge.  As the Company develops our Corporate Governance Policies, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Charters for the Committees of our Board of Directors and other information related to the Company, these will also become available on the website.

The public may read and copy any materials we file with the SEC and the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site ( http://www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this annual report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks associated with our Company:

Because we have limited operating history, it is difficult to evaluate our business.

We have received no revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful building and development of our brand awareness. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.  Risks for companies in the development stage can include, but are not limited to:

•	lack of sufficient financing;
•	insufficient distribution channels;
•	lack of market acceptance for our products; and
•	competition from more established and better capitalized companies.

Because of our dependence on a single product, our failure to generate revenues from this product will impair our ability to operate profitably.

We are currently dependent on one product, our Ecstasy™ Liqueur, to generate revenues. While we anticipate trying to expand our product offerings as our business expands, we expect that this one product will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of Ecstasy™ Liqueur, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

We currently do not have any formal agreements in place with any distributor for our product and our failure to enter into any arrangement with distributors could adversely affect our business in the future.

In the United States, liquor distribution has been subject to the “three-tier system” at the federal level since the repeal of Prohibition.  This system requires separate licensing for manufacturers, distributors and retailers of alcohol products.  We currently do not have any formal arrangement in place with any distributors for our product. Management currently uses existing industry contacts within the “three-tier system” to offer our product.  To the extent we do not develop or enter into any arrangement with any distributor for our products, our business could be adversely affected, future operating results may suffer and we may be forced to curtail operations.

The timing and amount of capital requirements are not entirely within our control and cannot accurately be predicted and as a result, we may not be able to raise capital in time to satisfy our needs, or commence operations.

We will need to raise additional capital to implement our business plan. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 28, 2010 our independent auditors stated that our financial statements for the year ended September 30, 2009 and 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are subject to the risks inherent in the creation of a new business.

We are subject to substantially all the risks inherent in the creation of a new business. As a result of its small size and capitalization and limited operating history, we are particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the our control. It may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere herein than for a company with an established business and operating cash flow. If we are not able to manage these risks successfully, our operations could be negatively impacted. Due to changing circumstances, we may be forced to change dramatically, or even terminate, our planned operations.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our success depends, in part, upon the popularity of our products and our ability to organically develop new brands or acquire the licensing or distribution rights to existing brands that appeal to consumers. Shifts in consumer preferences away from our products, our inability to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty, similar to those which followed the terrorist attacks on the United States. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

Our brands have been approved by the TTB (“Alcohol and Tobacco Tax and Trade Bureau”), and as such, each ingredient in the formula, has a corresponding GRAS number by the FDA (“Food and Drug Administration”), certifying that it is recognized as GRAS (“Generally Recognized as Safe”) under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetics Act. There are no quantifiable health risks associated with enhanced spirits, Furthermore; all alcoholic beverages pose a health risk under certain conditions. These are warned of on the labels of all beverages marketed in the US. These include birth defects, cancer, heart desire etc. The common label reads: “GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems.”

The food and beverage service industry has inherent operational risks that may not be adequately covered by insurance.

We currently do not maintain any insurance for losses of any kind related to our business. Any defects in our products could result in economic loss, adverse customer reaction, negative publicity, and additional expenditure to rectify the problems and/or legal proceedings instituted against us. We have not maintained any insurance policy against losses that may arise from such claims. Any litigation relating to such liability may be expensive and time consuming, and successful claims against us could result in substantial monetary liability or damage to our business reputation and disruption to our business operations.

We are currently looking to maintain insurance related to our business however we cannot assure you that we will be able to obtain and/or continue to maintain insurance with adequate coverage for liabilities or risks arising from any of our services on acceptable terms.  Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

We may face product liability for our products.

Developing, marketing and sale of our products may subject us to product liability claims. We currently do not have insurance coverage against product liability risks. Although we intend to purchase such insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation, and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

The planned increase in the number of our customers may make our future results unpredictable.

Our future results depend on various factors, including successful selection of new markets, market acceptance of our products, consumer recognition of the quality of our products and willingness to pay our prices. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of our chosen markets.

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

We may not be able to identify and maintain the necessary relationships with suppliers of product and services as planned.   Delays or failures in deliveries could materially and adversely affect our growth strategy and expected results. As we supply more customers, our rate of expansion relative to the size of such customer base will decline. In addition, one of our biggest challenges is securing an adequate supply of suitable product. Competition for product is intense, and commodities costs are subject to price volatility.  Currently, our main ingredients are corn and wheat, and while the costs are static, as with all commodities there is no guarantee that they will be price stable in the future.  Our current requirements contract with our distiller is for a 5-year term that guarantees pricing of our products during the term. Our ability to execute our business plan also depends on other factors, including:

•	there is no guarantee that we will enter into definitive agreements with distributors and on acceptable terms;
•	hiring and training qualified personnel in local markets;
•	managing marketing and development costs at affordable levels;
•	cost and availability of labor;
•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and
•	securing required governmental approvals in a timely manner when necessary

Our revenue and profit growth could be adversely affected if customers’ comparable revenues are less than expected.

While future revenue growth will depend substantially on our ability to expand our customer base, the level of customers’ comparable revenue will also affect our revenue growth and will continue to be an important factor affecting profit growth, in the coming years. Our ability to increase customers’ comparable revenue depends in part on our ability to launch new products, successfully implement initiatives to raise prices to absorb cost increases. It is possible that we will not achieve our targeted customers’ comparable revenue growth or that the change in customers’ comparable revenue could be negative. If this were to happen, revenue and profit growth would be adversely affected.

Our failure to manage our growth effectively could harm our business and operating results.

Our plans call for a significant increase in the number of customers. Product supply, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our corporate structure, which we believe will be an important contributor to our success.  The corporate structure will consist of a small management team, to maintain low overhead, with performance based compensation for sales and consultants, that is easily scalable and that gives them the ability to make decisions in the field As we grow, however, we may have difficulty maintaining this structure or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

New customer sales of our products may not be profitable, and revenue that we expect may not be achieved.

We expect our new customers’ to have an initial ramp-up period during which they will generate revenue and profit below the levels at which  we expect them to normalize. This is in part due to the time it takes to build a customer base in a new product, higher fixed costs relating to start-up inefficiencies that are typical of introduction of new products. Our ability to supply new customers profitably and increase average customer revenue will depend on many factors, some of which are beyond our control, including:

•	executing our vision effectively;
•	initial sales performance of new product;
•	competition, either from our known competitors in the beverage industry, or others entering into our chosen markets
•	changes in consumer preferences and discretionary spending;
•	consumer understanding and acceptance of the Ecstasy™ experience;
•	general economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use; and
•	changes in government regulation.

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

We lack sales, marketing and distribution capabilities and depend on third parties to market our services.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

If we are unable to establish sufficient sales and marketing capabilities or enter into and maintain appropriate arrangements with third parties to sell, market and distribute our services, our business will be harmed.

We have limited experience as a company in the sale, marketing and distribution of our products and services. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have.

Our services face competition from services which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the alcohol distribution business. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

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

Our customers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their customers suffered at or after a visit to their stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at convenience stores and other approved channels, the quick-service and fast-casual segments of the industry) may harm our reputation or prospects and adversely affect our results.

The need for additional financing and the uncertainty about the timing of the receipt of additional funding may inhibit our ability to implement our growth and business plan.

We believe that we will need approximately $9,000,000 over the next twenty-four (24) months to fund our marketing efforts and the further development of our product line. Even if we raise $9,000,000, there can be no assurance that our planning is accurate, that our operations will generate sufficient cash in a timely manner, and that such funds will be sufficient for the purposes of our business. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

We depend on Gareth West, our chief executive officer, and the loss of him would delay our development or threaten our ability to implement our business plan.

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Gareth West. The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. We do not presently maintain key man life insurance on Mr. West, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable.

Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel.  Although we feel that we have established a sufficient pool of talent that has committed to enter into employment agreements, we also recognize the fact that competition for such personnel can be intense, and there can be no assurance that we can continue to attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

We may not be able to manage successfully our growth resulting in possible failure or flawed implementation of our business plan.

While we believe that our products can be readily scaled to accommodate large or very large volume, we cannot be certain of that belief until such scaling occurs. In addition, significant growth will require more than marketing capabilities, capabilities such as its operating and financial procedures and controls, replacing or upgrading our operational, financial and management information systems and attracting, training, motivating, managing and retaining key employees. If our executives are unable to manage growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers and principal (5%) stockholders and their affiliates beneficially own approximately 14,001,500 shares, or approximately 86% of the outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

Risks associated with our common stock:

Our common stock trades in a limited public market. Accordingly, investors face possible volatility of share price.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol OTCBB: ENCB. As of April 28, 2010, there were approximately 15,989,555 shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting in our annual report on Form 10-K for the year ending September 30, 2009.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to October 2009, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Property

We rent office space from McKean & Margerum Enterprises, Inc., an entity controlled by Alex McKean, our chief financial officer, at 1525 Montana Avenue, Suite C, Santa Monica, CA 90403, on a month-to-month basis at a rate of  $750 per month.  Either party may terminate the arrangement upon notice to the other party. This agreement began in February 2010.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 7, 2009, we filed a registration statement with the Securities and Exchange Commission (the “Commission”) to register 20,000,000 shares of our common stock to be sold on a “self-underwritten basis” at a price of $0.45 per share.  On October 21, 2009, the registration statement was declared effective by the Commission.  The offering terminated 180 days after October 21, 2009. In connection with this offering, we sold an aggregate total of 20,666 shares (“Shares”) to 34 subscribers at a price of $0.45 per share for total consideration of $9,300.  The proceeds from our public offering were used to pay for start-up costs and the related fees associated with registering our securities, our ongoing compliance requirement under federal securities laws and to apply for various licenses and permits [with governmental agencies] related to our future operations.

In addition, for the period beginning on October 1, 2008 and ending on September 30, 2009, we issued 468,889 shares to 18 consultants for services rendered.  The issuance of these shares were primarily attributable to professional fees, and legal and audit fees related to our public offering and ongoing compliance with our obligations under federal securities laws.  These shares were issued in reliance upon an exemption from registration provided under Section 4(2) under the Securities Act of 1933, as amended.

Market Information.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ENCB.OB” since April 6, 2010.  The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on April 28, 2010 was $0.45 per share.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the periods indicated.

	Sales Price
	High	Low
Year Ended September 30, 2009	$0.00	$0.00
Fourth quarter ended September 30, 2009 (through April 28, 2010)	$0.45	$0.45

Holders.

As of September 30, 2009, an aggregate of 15,989,555 shares of our common stock were issued and outstanding and were owned by approximately 52 stockholders of record, based on information provided by our transfer agent.

Dividends.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.

Securities authorized for issuance under equity compensation plans.

We have no compensation plans under which our equity securities are authorized for issuance.

Recent sales of unregistered securities.

During the last three years, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

Subsequent to September 30, 2008, the Company issued 489,555 common shares to 52 shareholders at a fixed rate of $0.45. None of the shareholders or their beneficial owners has had a material relationship with us other than as a shareholder at any time within the past three years.

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

On January 7, 2009, we filed a registration statement with the Securities and Exchange Commission (the “Commission”) to register 20,000,000 shares of our common stock to be sold on a “self-underwritten basis” at a price of $0.45 per share.  On October 21, 2009, the registration statement was declared effective by the Commission.  The offering terminated 180 days after October 21, 2009. In connection with this offering, we sold an aggregate total of 20,666 shares (“Shares”) to 34 subscribers at a price of $0.45 per share for total consideration of $9,300.  The proceeds from our public offering were used to pay for start-up costs and the related fees associated with registering our securities, our ongoing compliance requirement under federal securities laws and to apply for various licenses and permits [with governmental agencies] related to our future operations.

In addition, for the period beginning on October 1, 2008 and ending on September 30, 2009, we issued 468,889 shares to 18 consultants for services rendered.  The issuance of these shares were primarily attributable to professional fees, and legal and audit fees related to our public offering and ongoing compliance with our obligations under federal securities laws.  These shares were issued in reliance upon an exemption from registration provided under Section 4(2) under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Prospectus particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

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

Results of Operations for the period beginning September 18, 2008 (inception) through the fiscal year ended September 30, 2009

For the period beginning September 18, 2008 (inception) through the fiscal year ended September 30, 2009, we did not generate any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, on the proceeds from the sale of our equity and/or debt securities.  With the receipt of any proceeds from the sale of our equity and/or debt securities, we expect to see growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

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

General and administrative expenses for the period beginning September 18, 2008 (inception) through the fiscal year ended September 30, 2009 was ($298,342).  These expenses primarily consisted of shares given to professionals for services rendered, various legal and audit fees related to operations and accrued salaries payable.

Net Loss

Net loss for the period beginning September 18, 2008 (inception) through the fiscal year ended September 30, 2009 was ($298,342).  This net loss was primarily attributable to professional fees for services rendered, various legal and audit fees related to operations and accrued salaries payable.

Liquidity and Capital Resources

Shortly after inception, we filed a registration statement on Form S-1 pursuant to which we registered 20,000,000 shares of our common stock to be sold by us to qualified investors at $0.45 per share (the “Financing”).  In the Financing, we sold an aggregate total of 20,666 shares (“Shares”) to 34 subscribers at a price of $0.45 per share for total consideration of $9,300.  In addition we issued 468,889 shares to 18 consultants for services rendered since inception.  The issuance of these shares were primarily attributable to professional fees, and legal and audit fees related to our public offering and ongoing compliance with our obligations under federal securities laws.  The proceeds from our public offering were used to pay for start-up costs and the related fees associated with registering our securities, our ongoing compliance requirement under federal securities laws and to apply for various licenses and permits [with governmental agencies] related to our future operations.

As of September 30, 2009, we had negative working capital of $51,482. Our net loss was ($284,342) for the fiscal year ended September 30, 2009.

Net cash used in operating activities was approximately ($19,543) for the period beginning September 18, 2008 (inception) through the fiscal year ended September 30, 2009. The increase in cash used in operating activities is primarily attributable to amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the fiscal year ended September 30, 2009  was approximately $19,720 as compared to $0 for the corresponding period in 2008.  This increase was due to new sales of stock for cash, and loans from shareholders. The shareholder loans bear interest at 3.25%, are unsecured and due on demand.

On December 18, 2009, the Company entered into a $50,000 Bridge Loan and Investment Agreement (the “Note”). The Note is unsecured, bears interest at 10% per annum, and matures on December 18, 2010. Upon maturity, all accrued but unpaid interest shall be due and payable.  The loan is convertible into shares of our common stock at a conversion price equal to a 15% discount to the ten-day volume weighted average price per share of the common stock prior to the date of conversion.  In no circumstances can the loan be converted if the conversion price is less than $0.30 per share.

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

We estimate that we will need approximately $9,000,000 to fund our operations over the next twelve months.  Depending on the timing and amount of our ability to raise capital, we expect to accomplish the foregoing over the subsequent twelve months through the following milestones:

1.
We hope to hire a marketing focused team to create significant sales of unique non-competing brands on and off premise in the U.S. market place. The team will consist of contract service providers on a performance based compensation plan to be scaled by region and the number of brands we manage.  Our marketing plan includes partnering with traditional and online media, attracting celebrity brand ambassadors and producing unique ad campaigns and promotions for each brand. Product placement and event sponsorship will also be used to create awareness and drive sales. This will be an immediate need for us and will be ongoing from the commencement of operations.

2.
Since distributor support is critical, we will use management’s existing relationships to continue to build ties with highly-capable distributors across the United States.  With the approval of our TTB permit, as we begin to introduce our products into each state and become tax compliant, we have to decide on which distributor to use for that particular state.

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

Our funding requirements will depend on numerous factors, including:

·	Executing our vision effectively;
·	Initial sales performance of new products;
·	Competition, either from known competitors in the beverage industry, or others entering into our chosen markets;
·	Changes in consumer preferences and discretionary spending;
·	Consumer understanding and acceptance of the Ecstasy™ experience;
·	General economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use; and
·	Changes in government regulation.

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

Critical Accounting Policies

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

Encore Brands, Inc. considers its policies on management’s use of estimates, stock-based compensation, and development stage financials to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

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

Product Warranty

We currently do not offer a warranty for our goods.

Cost of Goods Sold

The types of costs included in cost of product sold will be glass, labeling, packaging materials, finished goods, support and overheads, and freight and warehouse costs (including distribution network costs).  Distribution network costs will include inbound freight charges and outbound shipping and handling costs, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.  When new product is ordered, the company incurs the purchase of bottles and packaging related expenses in order to supply these materials to the distillery.

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

Item 9B.  Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of December 21, 2009.

Name	Age	Positions and Offices Held
Gareth West	39	Chief Executive Officer and Director
Alex G. McKean	46	Chief Financial Officer
Eric Barlund	43	Director
Murray Williams	40	Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees.  Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Gareth West – Chief Executive Officer and Director.  Mr. West has been our chief executive officer and director since June 2009.  Since 1999 Mr. West has been involved in the entertainment and production business, primarily functioning as an independent film producer, as well as producing through the Syndicate LLC   As a producer, Mr. West has enjoyed success, producing five movies, including “Pitfighter”, a martial arts action movie, starring Steven Bauer (“Scarface”, “Traffic”), which was released in June 2005 by 20th Century Fox Home Entertainment;  “Chasing Ghosts” 2005, a thriller starring Michael Madsen (“Kill Bill”); “Unbeatable Harold” 2006, stars Dylan McDermott, Gladys Knight and Nicole DeHuff; “Ghost Game”, being distributed by American World Pictures and “Cult” 2007, starring “Hustle & Flow’s” Taryn Manning.  Beginning in 1995, Mr. West commenced his involvement with The Wine Bank, U.K. that he helped found.   As a founder, Mr. West was active in the company as Sales and Marketing Director before leaving in 2001.  In the role of Sales and Marketing Director he was instrumental in building the companies turnover from $1 to $25 million.  During his tenure at The Wine Bank, Gareth developed many innovative award winning new brands including Simply and the Body & Soul range. Mr. West was selected as a director based on his leadership and ideas to build a business from the ground up. His concept of licensing brands and marketing them in the US is not new, but having successfully done this in the past his knowledge and relationships are key to creating value for shareholders.

Eric Barlund - Director.  Mr. Barlund has been our director since October 2008.  Currently, Mr. Barlund is Vice President and Sales Manager for Titos Vodka.   From 2005 until 2008 Mr. Barlund was actively developing and managing Ecstasy Liquor, Mr. Barlund conducted business under the name Spirited Solutions [full legal name?] while involved developing the Ecstasy Liqueur Brand for Encore Brands LLC and managing its national sales efforts and distributor relationships.  From 2000 until 2004, Mr. Barlund was Vice President central region of Nolet Spirits USA, Ketel One Vodka. From 1998 to 2000 Mr. Barlund was regional manager of Ketel One in 9 Midwest states with gross annual sales of $66 million. From 1989 to 1998 Mr. Barlund was district manager for Judge & Dolph LTD, a midwest distributor representing a large spirit portfolio including Allied Domecq, Sidney Frank, Grant and Sons, Barton Brands, Diageo and Nolet Spirits. Mr. Barlund has a BA in Communications and English from Indiana University.  Mr. Barlund is a highly respected senior level professional in the spirits industry with nearly 20 years of experience. His integrity, insight and guidance are valued components as we conduct our business of marketing our products and growing sales. From distributor management, sales programming and brand building he has done it.

Murray Williams – Director.   Mr. Williams has been our director since October 2008.  Mr. Williams has been Chief Financial Officer, Treasurer and Secretary of GTX Corp., a personal location solutions company (GTXO.OB) since March 14, 2008.   From February 2007 until March 2008, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.   From June 2005 to February 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc. ("ITVN"), a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Prior to joining ITVN, from September 2001, Mr. Williams was a consultant and investor in numerous companies, including ITVN.  In January 1998, Mr. Williams was one of the founding members of Buy.com, Inc.  Mr. Williams developed the finance, legal, business development and human resource departments of Buy.com and last served as its Senior Vice President of Global Business Development until August 2001.  Prior to joining Buy.com, from January 1993 to January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP and last served as a manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. Mr. Williams also serves on the board of directors of Beyond Commerce, Inc., a public company that operates a social Web site and an internet advertising business.  Mr. Williams is a CPA and received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison. Mr. Williams was selected as a director based on his professional experience as executive officer and board member of publicly listed companies. His knowledge is invaluable to the financial decisions necessary to operate the company and to meet the compliance requirements of the SEC and FINRA.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees; Corporate Governance

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not currently have an audit committee. We expect our Board of Directors to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange.

The Company does not have an audit committee financial expert.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Encore Brands, Inc. for the years ended September 30, 2009 and 2008, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Gareth West, Chief Executive	2009	-	-	$14,000	-	-	-	-	-
Tom Roth, CEO	2009	-	-	-	-	-	-	-	-
Officer, Director	2008	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

None.

Director Compensation

We accrued $30k in compensation for our directors for their work performed beginning in October 2008, through the fiscal year ended September 30, 2009 for services performed during the company’s Board of Director’s meetings and for being available for industry and professional consultation related to the formation and strategic plan of marketing the Ecstasy Brand.  Our directors do not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray Willimas						15,000	15,000
Eric Barlund						15,000	15,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2010, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Gareth West	14,000,000	86.72%
Alex McKean	0	*
Eric Barlund	1,000	*
Murray Williams	500	*
All directors and executive officers as a group (4 persons )	14,001,500	86.89%
5% Shareholders
Encore Brands, LLC (3)	1,500,000	9.31%
* Less than 1%

(1)	The address of each person is c/o Encore Brands, Inc., 502 East John Street, Carson City, Nevada 89706, unless otherwise indicated herein.
(2)
The calculation in this column is based upon 15,989,555 shares of common stock outstanding on April 28, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 28, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	David Kaufman has sole voting and dispositive power over the shares held by Encore Brands, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 16, 2008, we entered into an exclusive license agreement with Encore Brands LLC pursuant to which we were granted an exclusive, nontransferable, nonsublicensable limited right to sell distribute and market Ecstasy™ Brand Liqueur in the United States and Canada. Currently our operations depend wholly on the license and sale of the Ecstasy™ Brand Liqueur and its successor rights. The current license is good through September 16, 2011 and is automatically renewable for another three years.  In consideration for the granting of the exclusive license, we issued Encore Brands LLC 1,500,000 shares of our common stock.   The relationship between Encore Brands, Inc. and Encore Brands LLC is not as a related party, but as the single supplier for our first brand offering, and thus are vested in the normal dealings of the brands in our course of business.  The shares issued to the company for the purchase of the license are under the 10% threshold of an affiliated entity and to-date no officers are common between the two companies.

We rent office space from McKean & Margerum Enterprises, Inc., an entity controlled by Alex McKean, our chief financial officer, at 1525 Montana Avenue, Suite C, Santa Monica, CA 90403, on a month-to-month basis at a rate of  $750 per month.  Either party may terminate the arrangement upon notice to the other party. This agreement was entered into in February 2010.

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

Item 14. Principal Accountant Fees and Services.

None.

Part IV:

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

See Index to Consolidated Financial Statements on Page F-1

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of Encore Brands, Inc. (herein incorporated by reference to Exhibit 3.1 from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2009).

3.2
Bylaws of Encore Brands, Inc. (herein incorporated by reference to Exhibit 3.2 from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2009).

4.1
Promissory Note with Peter Staddon, dated December 18, 2009 (herein incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009).

5.1	Opinion of Sichenzia Ross Friedman Ference LLP**
10.1
Licensing Agreement, dated September 18, 2008 by and between Encore Brands Inc. and Encore Brands LLC (herein incorporated by reference to Exhibit 99.2 from the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 20, 2009).

10.2	Form of Subscription Agreement**
10.3
Loan Agreement, by and among Encore Brands, Inc., and Peter Staddon, dated December 18, 2009 (herein incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009).

10.4
Securities Purchase Agreement by and among the Registrant and Peter Staddon, dated December 18, 2009 (herein incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009).

23.1	Consent of Sichenzia Ross Friedman Ference LLP (included in Exhibit 5.1)**
23.2	Consent of LBB & Associates Ltd., LLP*
___________

* Filed herewith
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.
By:	/s/ Gareth West
	Name:	Gareth West
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Alex McKean
	Name:	Alex McKean
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gareth West	Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2010

/s/ Alex McKean	Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2010

/s/ Eric Barlund	Director	September 16, 2010

/s/ Murray Williams	Director	September 16, 2010