Form 10-K/A
period 2009-09-30
Encore Brands, Inc.
filed 2010-11-15
CIK 1452763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

General

We are a wholesaler and importer engaged in the sale of distilled spirits to distributors of alcoholic beverages in the U.S. who sell to liquor stores, grocery stores, bars and restaurants, including those states that use a control board for distribution.

On May 27, 2010, we received our Federal Basic Permit with the Alcohol Tobacco Trade and Tax bureau (“TTB“) to conduct business as a wholesaler and importer of alcoholic beverages. With this permit, we can begin obtaining our compliance within each state to conduct business.

With a marketing focus, experience and industry relationships we plan to use our capital to build our own or acquire brands, increase distribution and drive sales.  By leveraging traditional distribution channels with effective sales and marketing techniques management expects to experience growth without being dependent on one brand to succeed. This will also make us more valuable to its distributors and not dependent on one contract manufacturer to provide products.

For our first brand, we have entered into a license agreement with Encore Brands LLC, pursuant to which Encore Brands has the limited exclusive right to sell, distribute and market Ecstasy™ Brand Liqueur in the United States of America and Canada, one of the world’s first premium enhanced spirits.

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

Distribution for enhanced spirits is done either on-premise (restaurants, bars, nightclubs) or off-premise (liquor and convenience stores).  Most of Ecstasy™’s competitors have already reached most of the states, with some brands already establishing a large geographical presence within the U.S. and also opting to expand into the international market.

We are a wholesaler of Ecstasy™, and as such, have no direct costs associated with the production of Ecstasy™, as everything is made to order by third parties, including our agreement with our distiller Distilled Resources Inc. (“DRInc”).  Even though prices are fixed over a five-year period pursuant to the terms of our agreement with DRinc, there can be costs that are passed on as a result of changes in the prices of commodities, such as corn and wheat, transportation costs, such as fuel and oil, all of which can have an positive or negative impact on our ingredient costs and in the decision as to what the retail pricing of our products should be.

We will concentrate our efforts on the top 20 consumer markets (see table below), while Pelican Brands, LLC works on getting us compliant in each of the 50 states:

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

Today’s trends continue to be primarily within the white spirits, flavors, and active or enhanced ingredients categories.  Examples can be seen in the numerous versions of overly hyped vodkas (with claims of being multiple distilled, exotic water sourced and the use of various filters, including diamond powder, mesquite charcoal, etc.,) and in the increase in varieties of tequila being produced. Our market is in the enhanced spirit category, which is still relatively untapped with only a hand full of brands available.

While 500 times distilled, overly hyped vodkas still abound and more and more varieties of tequila are produced. The enhanced spirit category is still untapped with only a hand full of brands available.

Management believes today’s next generation of drinkers have grown up on energy drinks and functional beverages. Therefore, when they go to the bar their first instinct is to combine their common beverage with alcohol. They are not looking to drink their parents booze such as a gin and tonic, scotch or a screwdriver.  Management believes this young demographic is the hottest segment of the market place and is underserved by all of the retreads of the same old products.

Our approach is to identify a specific demographic (in this case men and women ages 21-34), and focus on that consumer. By creating awareness and generating trial we intend to build on that foothold by widening distribution to include more markets and retail placements. Utilizing relevant communications and grass roots marketing, we will make the brand resonate with that core demographic and continue to build broad brand awareness.

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

Sources and Availability of Products

We currently have a five-year requirement contract with Distilled Resources Inc. (DRinc) that expires on August 31, 2015.  The requirement contract stipulates that DRinc is required to supply as much vodka or flavored vodka, liqueurs, and distilled specialty spirits to us as required, in minimum production runs of 2,000 9-liter cases or the equivalent per the terms defined in each products price sheet and to take bottled inventory within 30 days of invoice date.

DRinc is a full service beverage grade custom alcohol distillery.  The company distills neutral spirits from Idaho russet potatoes, organic grains, and Idaho winter wheat and corn for use in award winning vodkas, liqueurs, and other specialty spirits.  DRinc offers full production, blending, and bottling services for our brand as well as warehousing and consulting. The terms are for the product to be received within 30 days of the invoice date, and all shipments to distributors require Federal excise tax to be paid prior to delivery to the distributor.   As our contract is for five years, we have not sourced a second distiller of  our product, and thus rely on Distilled Resources to provide all production of Ecstasy™ Liqueur.

We buy glass on an as needed basis from Liquor Bottle International in New York.

Boise Cascade, LLC will be our contractor for corrugated boxes and packaging and Ignite, the preferred contractor, for advertising and marketing materials. These will all be on a contract basis with no retainer agreements or binding obligations for future work.  It is our opinion that both Boise Cascade and Ignite’s products and services are at a level and quality we want for our products, but they are not proprietary and we can choose to add to or change these contractor relationships to other competitors in the market as pricing and conditions warrant.

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

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.   We do not currently plan to spend any funds on research and development activities other than to develop new brands as resources allow.

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

We have received no revenues from operations and have limited assets. We have yet to generate positive earnings from the sale of our products and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful building and development of our brand awareness. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.  Risks for companies in the development stage can include, but are not limited to:

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

In the United States, liquor distribution has been subject to the “three-tier system” at the federal level since the repeal of Prohibition.  This system requires separate licensing for manufacturers, distributors and retailers of alcohol products.  We currently do not have any formal arrangement in place with any distributors for our product. Management currently uses existing industry contacts within the “three-tier system” to sell our product.  The sale of alcohol in the US is dependent on distributors as dictated by the government mandated three-tiered system, which requires the separation of suppliers (brand owners or licensees) like us from distributors and retailers.

With the help of the officer’s, director’s and outside resources distributor knowledge and existing distributor relationships, We intend to obtain the best distribution partners in each state where our products are to be sold.  As we become compliant in each state, management will use its current relationships and the relationships of its outside sales agent, Pelican Brands Inc., to establish or maintain distributor relationships for our products.

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

Our brands have been approved by the TTB (“Alcohol and Tobacco Tax and Trade Bureau”), and as such, each ingredient in the formula, has a corresponding GRAS number by the FDA (“Food and Drug Administration”), certifying that it is recognized as GRAS (“Generally Recognized as Safe”) under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetics Act.  With this approval of our formula, we are not aware of any other health risks posed by our ingredients other than those that have been published by the TTB or FDA and which are visibly disclosed on our warning labels.  These same warnings are listed on the labels of all alcoholic beverages marketed in the US, and can include:  birth defects, cancer, heart disease, etc.  Our label is clearly displayed and reads as follows: “GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems.”

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

The development, marketing and sale of our products may subject us to product liability claims. We currently do not have insurance coverage against product liability risks. Although we intend to purchase such insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation, and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

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

To secure our supplies of product, our current requirements contract with our distiller is for 5-years that is good through August 31, 2015.  The requirement contract stipulates that the distiller is required to supply as much vodka or flavored vodka, liqueurs, and distilled specialty spirits to us as is required, in minimum production runs of 2,000 9-liter cases or the equivalent per the terms defined in each products’ price sheet.  Currently, our main ingredients are corn and wheat, commodities which are historically subject to price volatilities.  While the costs for our commodities are guaranteed under our requirements contract, there is no guarantee that we will be able to obtain price guarantees for such commodities in the future.

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

Our revenue and profit growth could be adversely affected if revenues received from potential end-users are less than expected.

While future revenue growth will depend substantially on our ability to expand our customer base, the level of revenue received from end users of our product will also affect our revenue growth and will continue to be an important factor affecting profit growth, in the coming years. Our ability to increase revenue between comparable quarterly or annual periods depends in part on our ability to launch new products and successfully implement initiatives to create consumer demand and increase sales to end users. It is possible tha revenues received from the end users of our products will be less than expected or that the change in comparable revenue could be negative. If this were to happen, revenue and profit growth would be adversely affected.

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

Our brands face competition from any number of companies of all sizes, whose products and services may be used as an alternative or substitute therefore. In addition we compete with several large companies in the alcohol distribution business. To the extent these companies, or new entrants into the market, offer comparable brands at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

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

We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

We depend on Gareth West, our chief executive officer, and Alex McKean, our chief financial officer. The loss of one or more of these officers would delay our development or threaten our ability to implement our business plan.

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Gareth West and Chief Financial Officer, Alex McKean.  The loss of either’s services could have a material adverse effect on our business, prospects, financial condition and results of operations. We do not presently maintain key man life insurance on our officers, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable.

Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel.  Although we feel that we have established a sufficient pool of talent that has committed to enter into  contractual agreements, we also recognize the fact that competition for such personnel can be intense, and there can be no assurance that we can continue to attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

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

Governments may regulate or tax our activities in unexpected ways forcing modification of our business plan or threatening its successful implementation.

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

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Prior to October 2009, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Note 7. Related-Party Transactions

On June 17, 2009, the Board of Directors accepted the resignation of Thomas Roth as President, CEO, and Director. The Company repurchased 14,000,000 shares of stock owned by Mr. Roth for $140, and cancelled the shares.

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

On June 17, 2009, the Board of Directors accepted the resignation of Thomas Roth as President, CEO, and Director. The Company repurchased 14,000,000 shares of stock owned by Mr. Roth for $140, and cancelled the shares. On June 17, 2009 the Board of Directors elected Gareth West to replace Thomas Roth as President, CEO, and Director. On July 13, 2009, the Company approved the issuance of 14,000,000 shares to Gareth West. Stock-based compensation expense of $14,000 was recognized for this issuance, based on management’s determination of fair value of each share to be par value, $0.001. No active market existed for the shares at the time of issuance.

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

Eric Barlund - Director.   Mr. Barlund has been our director since October 2008.  Currently, Mr. Barlund is Vice President and Sales Manager for Titos Vodka.   From 2005 until 2008 Mr. Barlund was actively developing and managing Ecstasy Liquor,   Mr. Barlund conducted business as a sole proprietor under the name Spirited Solutions while involved developing the Ecstasy Liqueur Brand for Encore Brands LLC in managing its national sales efforts and distributor relationships.  From 2000 until 2004, Mr. Barlund was Vice President central region of Nolet Spirits USA, Ketel One Vodka. From 1998 to 2000 Mr. Barlund was regional manager of Ketel One in 9 Midwest states with gross annual sales of $66 million. From 1989 to 1998 Mr. Barlund was district manager for Judge & Dolph LTD, a midwest distributor representing a large spirit portfolio including Allied Domecq, Sidney Frank, Grant and Sons, Barton Brands, Diageo and Nolet Spirits. Mr. Barlund has a BA in Communications and English from Indiana University.  Mr. Barlund was selected as a director based on his being a highly respected senior level professional in the spirits industry with nearly 20 years of experience. His integrity, insight and guidance are valued components as we conduct our business of marketing our products and growing sales. From distributor management, to sales programming and brand building.

Murray Williams – Director.   Mr. Williams has been our director since October 2008.  Mr. Williams has been Chief Financial Officer, Treasurer and Secretary of GTX Corp., a personal location solutions company (GTXO.OB) since March 14, 2008.   From February 2007 until March 2008, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.    From June 2005 to February 2007, Mr. Williams was the Chief Financial Officer and director of Interactive Television Networks, Inc. ("ITVN"), a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Prior to joining ITVN, from September 2001, Mr. Williams was a consultant and investor in numerous companies, including ITVN.  In January 1998, Mr. Williams was one of the founding members of Buy.com, Inc.  Mr. Williams developed the finance, legal, business development and human resource departments of Buy.com and last served as its Senior Vice President of Global Business Development until August 2001.  Prior to joining Buy.com, from January 1993 to January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP and last served as a manager in their assurance practice.  Mr. Williams managed a team of over 20 professionals specializing in financial services with an emphasis on public offerings, private financings and mergers/acquisitions. Mr. Williams also serves on the board of directors of Beyond Commerce, Inc., a public company that operates a social Web site and an internet advertising business.  Mr. Williams is a CPA and received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison. Mr. Williams was selected as a director based on his professional experience as executive officer and board member of publicly listed companies. His knowledge is invaluable to the financial decisions necessary to operate the company and to meet the compliance requirements of the SEC and FINRA.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the company.

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

Executive salaries were not paid in 2008 and 2009.  Beginning in 2010, all salaries are accrued, but not paid at a rate of $150,000 per executive.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

None.

Director Compensation

We accrued $30k in compensation for our two outside directors for their work performed beginning in October 2008, through the fiscal year ended September 30, 2009 for services performed during the company’s Board of Director’s meetings and for being available for industry and professional consultation related to the formation and strategic plan of marketing the Ecstasy Brand.   None of our directors  receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray Williams						15,000	15,000
Eric Barlund						15,000	15,000

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

On June 17, 2009, the Board of Directors accepted the resignation of Thomas Roth as President, CEO, and Director. The Company repurchased 14,000,000 shares of stock owned by Mr. Roth for $140 , and cancelled the shares.

On June 17, 2009 the Board of Directors elected Gareth West to replace Thomas Roth as President, CEO, and Director. On July 13, 2009, the Company approved the issuance of 14,000,000 shares to Gareth West. Stock-based compensation expense of $14,000 was recognized for this issuance, based on management’s determination of fair value of each share to be par value, $0.001. No active market existed for the shares at the time of issuance and as such it was determined that the par value of our common stock was a reasonable fair value given the early stage of our development.

The Company has received loans from shareholders during 2009. The balance of these loans was $12,360 and $0 as of September 30, 2009 and 2008, respectively. The loans bear interest at 3.25%, are unsecured and due on demand.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by LBB & Associates LTD., LLP, (“LBB”), our independent registered public accounting firm, for the years ended September 30, 2009 and 2008 as follows:

	Year ended September 30,
	2009	2008
Audit fees	$10,585	$-0-
Audit related fees	4,390	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$14,975	$-0-

Audit fees.  Audit fees represent fees for professional services performed by LBB for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by LBB that are reasonably related to the performance of the audit or review of our financial statements. These services include the review of our registration statement of Form S-1 and communications with SEC regarding 10-K and 10-Q forms filed in 2009.

Tax Fees. There were no other fees paid to LBB.

All other fees.  There were no other fees paid to LBB.

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

10.5
Agreement, dated June 17, 2010 by and between Encore Brands Inc. and Heerdink Advisory Services LLC (herein incorporated by reference to Exhibit 10.5 from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 2010).

10.6
Agreement, dated June 21, 2010 by and between Encore Brands Inc. and Vista Partners LLC (herein incorporated by reference to Exhibit 10.6 from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 2010).

10.7
Amendment to License Agreement, dated August 12, 2010 between Encore Brands, Inc. and Encore Brands LLC (herein incorporated by reference to Exhibit 10.7 from the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 12, 2010).

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.
Dated: November 12, 2010	By:	/s/ Gareth West
		Name:	Gareth West
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 12, 2010	By:	/s/ Alex McKean
		Name:	Alex McKean
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gareth West Gareth West	Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2010

/s/ Alex McKean Alex McKean	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2010

/s/ Eric Barlund Eric Barlund	Director	November 12, 2010

/s/ Murray Williams Murray Williams	Director	November 12, 2010