Form 10-Q/A
period 2010-06-30
Encore Brands, Inc.
filed 2010-11-15
CIK 1452763

FORM 10-Q/A

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

ENCORE BRANDS, INC.
For the quarter ended June 30, 2010

FORM 10-Q

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at June 30, 2010 (unaudited) and September 30, 2009	3

	Statements of Operations for the three and nine months ended June 30, 2010 and 2009 and the period from September 16, 2008 to June 30, 2010 (unaudited)	4

	Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 and the period from September 16, 2008 to June 30, 2010 (unaudited)	5

	Statement of Stockholders’ Equity (Deficit) for the period from September 30, 2009 to June 30, 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

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

See accompanying notes to financial statements

ENCORE BRANDS, INC.
 (A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 30, 2009 to June 30, 2010

					Deficit
					Accumulated
	Common Stock		Paid-in	Subscription	in the Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, September 30, 2009	15,989,555	$15,990	$233,670	$(1,800)	$(298,342)	$(50,482)
Net loss					(320,707)	(320,707)
Subscription Payments Received			-	900	-	900
Common Stock Issued for Services			56,250	-	-	56,250
Balance, June 30, 2010	15,989,555	$15,990	$289,920	$(900)	$(619,049)	$(314,039)

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

6.  SUBSEQUENT EVENTS

On July 27, 2010, the Company entered into a three-year rolling MOU with Pelican Brands, LLC to act as its National Sales and Marketing Agent for the U.S. market.  The terms of the agreement in year one include a minimum cases sold requirement of 8,000 9-liter cases, sales commissions of 12% and a monthly management fee of $8,000.

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

ENCORE BRANDS, INC.

Date: November 12, 2010	By:	/s/ ALEX G. MCKEAN
Alex McKean,
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 12, 2010	By:	/s/ GARETH WEST
Gareth West,
Chief Executive Officer (Principal Executive Officer) and Director