Form 10-K
period 2010-09-30
Encore Brands, Inc.
filed 2011-01-14
CIK 1452763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission file number 333-156612

ENCORE BRANDS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-3597500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

502 East John Street, Carson City, NV 89706
(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (310) 699-9937

Securities registered pursuant to Section 12(b) of the Act: None

Title Of Each Class	Name of Each Exchange on Which Registered
_________________________	___________________________

Securities registered under Section 12(g) of the Exchange Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $894,624.75. computed by reference to $0.45 per share value placed on each share of common stock issued for services rendered during the three months ended March 31, 2010 of the common stock on March 31, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of registrant’s common stock, par value $.001 per share, at January 13, 2011, was 18,989,555.

Encore Brands, Inc.
Form 10-K Table of Contents

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

Part I.

Item 1. Business

Company History

Encore Brands, Inc. (“we” or the “Company”) was incorporated on September 16, 2008 in the State of Nevada.  We have had limited business operations and we currently have had limited revenue and no significant assets.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

On September 18, 2008, we entered into an exclusive license agreement with Encore Brands LLC pursuant to which we were granted an exclusive, nontransferable, nonsublicensable limited right to sell distribute and market Ecstasy™ Brand Liqueur in the United States and Canada. Currently our operations depend upon the license and sale of the Ecstasy™ Brand Liqueur and its successor rights. On, August 12, 2010, we agreed to an amendment to the Licensing Agreement with Encore Brands, LLC, to automatically renew the licensing period until September 18, 2014. In consideration for the granting of the exclusive license, we issued Encore Brands LLC 1,500,000 shares of our common stock.

On June 16, 2010, we entered into a non-binding Letter of Intent (“LOI”) with Cermex SA (“Cermex”) to enter into a Design and Development Agreement (“agreement”).  After meeting with Cermex’s management it was agreed that the mutual development of existing brands and marketing services by Encore would provide a valuable resource for their existing beer brands and a platform for the develop of new brands, to be wholly owned by Encore. In addition, Cermex would provide favorable terms on development of product and packaging for both Encore's own labels and any private label business that was created through Encore's sales efforts.

On January 10, 2011, Encore Brands, Inc. entered into a Design & Development Agreement (the "The Agreement"), between Cervecceria Mexicana, S. de R.I. de C.V., a corporation formed under the laws of the Republic of Mexico (“CERMEX”), and Encore Brands, Inc., a Nevada corporation (“Encore”) for 3,000,000 shares of restricted Rule 144 shares in Encore’s common stock, vesting over the 3-year period in arrears.  CERMEX’s obligations under the Agreement are to provide the resources and assistance in the design and development of two private label beers a year, and Encore’s obligations are to manage sales, promotional activities, etc. as the owner of any registered trademarks developed and in the brokering of any of CERMEX’s existing labels.

On June 16, 2010 we entered into a non-binding Letter of Intent (“LOI”) with KSB, LLC to design and develop products under the Zephyr Gin (“Zephyr”) labels, to provide marketing and sales in the US and the World. Zephyr is a premium gin brand in the US and UK with limited distribution and a demographic profile in line with the brand strategy of our initial product, Ecstasy Liqueur. After speaking with Zephyr’s management, it was agreed that a relationship with us would be mutually beneficial to both parties in the sense that it would provide more offerings for us to the same customers and more resources to Zephyr to help build their brand. Pursuant to our rights under the TTB Permit, we will act as a wholesaler and importer for Zephyr in all future transactions. We are currently working with Zephyr’s management to finalize our relationship however there can be no assurance any definitive agreement will ever materialize.

On July 27, 2010, we entered into a three-year Memorandum of Understanding (“MOU”) with Pelican Brands LLC, to provide us a national sales force for our brands.

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

On June 16, 2010 we entered into a non-binding Letter of Intent (“LOI”) with KSB, LLC to design and develop products under the Zephyr Gin (“Zephyr”) labels, to provide marketing and sales in the US and the World.  Zephyr is a premium gin brand in the US and UK with limited distribution and a demographic profile in line with the brand strategy of our initial product, Ecstasy Liqueur.

The concept behind Zephyr Gin is an update to the old, stodgy gin image, with the design of a new gin that will appeal to the next generation of drinkers. Everything about it is new, beginning with its contemporary bottle design and two distinct flavors, including the 88 proof reserve with unique elderflower botanicals for the traditionalist and the 70 proof blue tinted elderberry flavor for the more adventurous.

To date, Encore Brands, Inc. has sold neither Ecstasy Liqueur nor Zephyr Gin products.  It has, however acted as a broker for the placement of 2,000 cases of Zephyr Gin.  With the TTB Permit now effective, both of theses brands will be sold under the wholesaler and importer classifications as we become compliant in each state.

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

Distribution for enhanced spirits is done either on-premise (restaurants, bars, nightclubs) or off-premise (liquor and convenience stores).  Most of Ecstasy™’s competitors have already reached most of the states, with some brands already establishing a large geographical presence within the U.S. and also opting to expand into the international marketplace.

We are a wholesaler of Ecstasy™, and as such, have no direct costs associated with the production of Ecstasy™, as everything is made to order by third parties, including our agreement with our distiller Distilled Resources Inc. (“DRInc”).  Even though prices are fixed over a five-year period pursuant to the terms of our agreement with DRinc, there can be costs that are passed on as a result of changes in the prices of commodities, such as corn and wheat, transportation costs, such as fuel and oil, all of which can have an positive or negative impact on our ingredient costs and in the decision as to what the retail pricing of our products should be.  These costs adjustments are consistent with industry practices and other products in our category.

We will concentrate our efforts on the top 20 consumer markets (see table below), while Pelican Brands, LLC, our national sales agent, works on getting us TTB compliant in each of the 50 states:

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

In the United States, liquor distribution has been subject to the “three tier system” at the federal level since the repeal of prohibition.  This system requires separate licensing for manufacturers, distributors and retailers of alcohol products.  We currently do not have any formal arrangement in place with any distributors for our product. Management currently uses existing industry contacts within the “three-tier system” to offer our product.  The sale of alcohol in the US is dependent on distributors as dictated by a government mandated three-tiered system, which requires the separation of suppliers (brand owners or licensees), from distributors and retailers.  With the help of the officer’s and director’s distributor knowledge and exiting distributor relationships, we intend to obtain the best distribution partners in each state where its products are to be sold.  Even with management’s expertise and preexisting distributor relationships there can be no guarantee of acceptance of the product or consummation of distribution contracts with a given distributor in a given state.

By reinvesting capital in the growth of brand as it reaches critical mass and becomes cash flow positive, our marketing costs as a percentage of sales should decline.

We will continue looking to partner or expand our broker relationships, in addition to inside sales, in order to grow our business.  We will look to add other non-competing brands at such times as it would not jeopardize our focus, add significant overhead, yet provide incremental revenue growth.

Industry Overview

We expect long-term demand for wine and spirits to continue to grow in the U.S. and in major markets outside the U.S.  But our near-term view of the overall business environment has been tempered by the current global recession, which has decreased consumers’ disposable income and increased unemployment.  As a result, some consumers have shifted away their consumption patterns from on-premises to off-premises, with the US Distilled Spirits Council (“DISCUS”) estimating in 2009 that off-premises volume sales in the U.S. rose by nearly 3%, compared to around a 2% decline in the on-trade in the same period.  In addition, DISCUS’ CEO Peter Casey concluded in 2009, that the spirits business might not be “recession proof” but is certainly “recession resilient”.

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

Vodka

Based on the findings of DISCUS’ “A Decade of Progress, Distilled Spirits Council 2009 Industry Review”, the top five product segments in the spirits division are: vodka, rum, cordials, Canadian whiskey, as well as bourbon and Tennessee whiskey, in that order.  Owing to vodka’s dominant role, DISCUS aptly nicknamed vodka as the ‘Spirit of the Industry’.  In 2007, vodka sales reached a spirits-leading US$4.3 billion or roughly 24 percent of total spirits segment revenue.  It also accounted for 28.5 percent of spirits industry volume with 51 million 9-liter cases.  The growth outlook for vodka is promising.  It is a versatile, highly mixable beverage making it the predominant base for the newly-emerging bar staple – cocktails.  Moreover, vodka could either be drank on-the-rocks, straight, or mixed with fruits, syrup, etc.

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

Principal Products

License Agreement with Encore Brands LLC for Ecstasy™ Brand Liqueur

On September 16, 2008, we entered into an exclusive license agreement with Encore Brands LLC pursuant to which we were granted an exclusive, nontransferable, nonsublicensable limited right to sell distribute and market Ecstasy™ Brand Liqueur in the United States and Canada. Currently our operations depend upon the license and sale of the Ecstasy™ Brand Liqueur and its successor rights. On, August 12, 2010, we agreed to an amendment to the Licensing Agreement with Encore Brands, LLC, to automatically renew the licensing period until September 16, 2014. In consideration for the granting of the exclusive license, we issued Encore Brands LLC 1,500,000 shares of our common stock.

Non-Binding Letter of Intent with KSB, LLC for Zephyr Gin

On June 16, 2010 we entered into a non-binding Letter of Intent (“LOI”) with KSB, LLC to design and develop products under the Zephyr Gin (“Zephyr”) labels, to provide marketing and sales in the US and the World, Zephyr is a premium gin brand in the US and UK with limited distribution and a demographic profile in line with the brand strategy of our initial product, Ecstasy Liqueur. After speaking with Zephyr’s management, it was agreed that a relationship with us would be mutually beneficial to both parties in the sense that it would provide more offerings for us to the same customers and more resources to Zephyr to help build their brand. We are currently working with Zephyr’s management to finalize our relationship however there can be no assurance any definitive agreement will ever materialize.

Non-Binding Letter of Intent with Cermex SA

On June 16, 2010, we entered into a non-binding Letter of Intent (“LOI”) with Cermex SA (“Cermex”) to enter into a Design and Development Agreement (“agreement”).  After meeting with Cermex’s management it was agreed that the mutual development of existing brands and marketing services by Encore would provide a valuable resource for their existing beer brands and a platform for the develop of new brands, to be wholly owned by Encore. In addition, Cermex would provide favorable terms on development of product and packaging for both Encore's own labels and any private label business that was created through Encore's sales efforts. We are currently working with Cermex’s management to finalize our relationship however there can be no assurance any definitive agreement will ever materialize.

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

Pelican Brands has a network of over 50 brokers in the United States. Beginning in Q4 2010 Pelican and its agents have been working to create demand and relationships in several states on Encore’s behalf for Ecstasy Liqueur.  These include, Texas, Arizona, California, Georgia and Illinois. We anticipate beginning to execute on these efforts in Q1 2011 with distribution contracts and initial product shipments as we begin implementation of our marketing strategy for the brand.

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

Liquor Bottle Packaging International, Inc. (“LBI”) in New York is the supplier of glass to Encore Brands, LLC.  Their expertise is in sourcing glass from around the world, and thus can easily adjust sourcing to accommodate supply and demand.  LBI owns the molds to produce the bottles for Ecstasy Brand Liqueur, and currently warehouses approximately 50,000 bottles of various sizes and DRinc currently warehouses over 100,000 bottles of various sizes at the distillery.  Minimum shipments to the distiller are for “full truck loads” of fully decorated bottles, which average around 20,000 bottles of the 750 or 1-liter bottles.  The minimum order is for anywhere from 60,000-120,000 bottles, depending on size, with the terms being due “on order.”

Boise Cascade, LLC is Encore Brands, LLC’s contractor for corrugated boxes and packaging and Ignite, the preferred contractor, for advertising and marketing materials. These will all be on a contract basis with no retainer agreements or binding obligations for future work.  It is our opinion that both Boise Cascade and Ignite’s products and services are at a level and quality we want for our products, but they are not proprietary and we can choose to add to or change these contractor relationships to other competitors in the market as pricing and conditions warrant.

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

On November 17, 2010, the FDA made announcements with regards to the removal of certain caffeinated alcoholic beverages from the market.

At this time, the FDA is sending Warning Letters to four manufacturers of alcoholic malt beverages to which caffeine has been directly added as an ingredient.  Other alcoholic beverages containing added caffeine may be subject to agency action in the future if the available scientific data and information indicate that the use of caffeine in those products is not GRAS.  A manufacturer is responsible for ensuring that its products, including the ingredients of its products, are safe for their intended use and are otherwise in compliance with the law.

Encore Brands, Inc. will closely monitor the FDA’s opinions and announcements regarding this subject, and will voluntarily request or have the licensor remove/reformulate the product to remove caffeine from its formulation, if it is deemed necessary.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this Annual Report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occur our business, financial condition and results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks associated with our Company:

Because we have limited operating history, it is difficult to evaluate our business.

We have received limited revenues from operations and have limited assets. We have yet to generate positive earnings from the sale of our products and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful building and development of our brand awareness. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.  Risks for companies in the development stage can include, but are not limited to:

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

In their report dated January 12, 2011 our independent auditors stated that our financial statements for the year ended September 30, 2010 and 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our brands have been approved by the TTB (“Alcohol and Tobacco Tax and Trade Bureau”), and as such, each ingredient in the formula, has a corresponding GRAS number by the FDA (“Food and Drug Administration”), certifying that it is recognized as GRAS (“Generally Recognized as Safe”) under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetics Act.  With this approval of our formula, we are not aware of any other health risks posed by our ingredients other than those that have been published by the TTB or FDA and which are visibly disclosed on our warning labels.  These same warnings are listed on the labels of all alcoholic beverages marketed in the US, and can include:  birth defects, cancer, heart disease, etc.  Our label is clearly displayed and reads as follows: “ GOVERNMENT WARNING: (1) According to the Surgeon General, women should not drink alcoholic beverages during pregnancy because of the risk of birth defects. (2) Consumption of alcoholic beverages impairs your ability to drive a car or operate machinery, and may cause health problems.”

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

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the ticker symbol OTCBB: ENCB. As of January 13, 2011, there were approximately 18,989,555 shares of Common Stock outstanding.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting in our annual report on Form 10-K for the year ending September 30, 2010.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Prior to October 2009, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

Since February 2010, we have rented office space from McKean & Margerum Enterprises, Inc., an entity controlled by Alex McKean, our chief financial officer, at 1525 Montana Avenue, Suite C, Santa Monica, CA 90403, on a month-to-month basis at a rate of  $750 per month.  Either party may terminate the arrangement upon notice to the other party.

Item 3. Legal Proceedings.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "ENCB.OB” since April 6, 2010.  The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on January 13, 2010 was $0.64 per share.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the periods indicated.

	Sales Price
	High	Low
Year Ended September 30, 2010	$0.00	$0.00
Third quarter ended June 30, 2010 (beginning on April 6, 2010)	$0.60	$0.51
Fourth quarter ended September 30, 2010	$0.60	$0.47

Holders.

As of September 30, 2010, an aggregate of 15,989,555 shares of our common stock were issued and outstanding and were owned by approximately 52 stockholders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended September 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

OVERVIEW

We have a basic permit issued by the Department of Treasury’s Alcohol and Tobacco and Trade Bureau (“TTB”) to conduct business as a wholesaler and importer of alcoholic beverages.  As such, we are engaged in the sale of distilled spirits to distributors of alcoholic beverages in the U.S. who sell to liquor stores, grocery stores, bars and restaurants, including those states that use a control board for distribution.

With a marketing focus, experience and industry relationships we plan to use our capital to build our own or acquire brands, increase distribution and drive sales.  By leveraging traditional distribution channels with effective sales and marketing techniques management expects to experience growth without being dependent on one brand to succeed. This will also make us more valuable to distributors and not dependent on one contract manufacturer to provide products.

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

On June 16, 2010 we entered into a non-binding Letter of Intent (“LOI”) with KSB, LLC to design and develop products under the Zephyr Gin (“Zephyr”) labels, to provide marketing and sales in the US and the World.  Zephyr is a premium gin brand in the US and UK with limited distribution and a demographic profile in line with the brand strategy of our initial product, Ecstasy Liqueur.

The concept behind Zephyr Gin is an update to the old, stodgy gin image, with the design of a new gin that will appeal to the next generation of drinkers. Everything about it is new, beginning with its contemporary bottle design and two distinct flavors, including the 88 proof reserve with unique elderflower botanicals for the traditionalist and the 70 proof blue tinted elderberry flavor for the more adventurous.

To date, we have not received any revenues from the sale of either Ecstasy Liqueur or Zephyr Gin products.  However, we have acted as a broker for the placement of 2,000 cases of Zephyr into Sabemos, a national beverage broker, for which we received compensation in the amount of $20,000.  Since we now have our TTB basic permit, we will begin to sell both of these brands as we become TTB compliant in each state.

Shortly after inception, we filed a registration statement on Form S-1 pursuant to which we registered 20,000,000 shares of our common stock to be sold by us to qualified investors at $0.45 per share (the “Financing”).  In the Financing, we sold an aggregate total of 20,666 shares (“Shares”) to 34 subscribers at a price of $0.45 per share for total consideration of $9,300 and issued 468,889 restricted shares to 18 consultants for services rendered in separate unregistered transactions.  The issuance of these shares were primarily attributable to professional, legal and audit fees related to our public offering and ongoing compliance with our obligations under federal securities laws.  The proceeds from our public offering were used to pay for start-up costs and the related fees associated with registering our securities, our ongoing compliance requirement under federal securities laws and to apply for various licenses and permits with governmental agencies related to our future operations.

Results of Operations Fiscal Year 2010 as compared to Fiscal Year 2009

Revenue

Revenues in fiscal 2010 increased by 100% to $20,000 from the fiscal 2009 level of $0.  We generated limited revenues to cover operations from consulting services based on brokering 3rd party products and providing advisory services in our capacity as a sales and marketing company.. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities.

Gross margin

Total gross margin in 2010 was $18,750 or 93.75% of total revenue as compared to $0 or 0% in 2009.  The primary reason for the increase was in the company beginning to broker 3rd-party products and the costs associated with preparing the sale of Ecstasy to the US and India marketplace yet to be reflected in operating results.

Selling expense

None at this time.

General and administrative expenses

General and administrative expense in fiscal 2010 increased to $425,529 form $284,342 in fiscal 2009, an increase of $141,187, or 50%.  The increase in these costs were due primarily to the accrual of officer salaries and in the costs associated with audit and filing fees, both legal and accounting.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of goods sold.

The Company expenses advertising costs as incurred, shown or distributed.

Net Loss

Net loss for fiscal 2010 was $406,779 as compared to $284,342 for fiscal 2009,   This net loss was primarily attributable to professional fees for services rendered, various legal and audit fees related to operations and accrued salaries payable.

Results of Operations for the period from September 16, 2008 (inception) through September 30, 2010

Revenue

For the period beginning September 16, 2008 through September 30, 2010, we earned revenues of $20,000 from consulting services based on brokering 3rd party products and providing advisory services in our capacity as a sales and marketing company.

Gross margin

Total gross margin from inception through September 30, 2010 was $18,750 or 93.75% of total revenue.  The primary reason for the increase was in the company beginning to broker 3rd-party products and the costs associated with preparing the sale of Ecstasy to US and the India marketplace yet to be reflected in operating results.

General and administrative expenses

General and administrative costs from inception to date were $723,871, arising mostly from stock-based compensation, officer salary accruals, accounting and audit fees, legal fees and filing fees.

Net Loss

We incurred a net loss of $705,121 for the period from inception through September 30, 2010, due to limited revenues and general and administrative costs as described above.

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

In 2010, the Company filed a post effective amendment due to the original offering period expiring.

As of September 30, 2010, we had negative working capital of $400,611. Our net loss was ($406,779) for the fiscal year ended September 30, 2010.

Net cash used in operating activities was approximately ($78,485) for the year ended September 30, 2010, compared to ($19,543) for 2009. The increase in cash used in operating activities is primarily attributable to amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the fiscal year ended September 30, 2010 was approximately $78,308 as compared to $19,720 for the corresponding period in 2009.  This increase was due to collection of subscription receivables, new loans, and loans from shareholders. The shareholder loans bear interest at 3.25%, are unsecured and due on demand.

On December 18, 2009, the Company entered into a $50,000 Bridge Loan and Investment Agreement (the “Note”). The Note is unsecured, bears interest at 10% per annum, and matured on March 31, 2010. The maturity date was subsequently extended to December 31, 2010, and is in default.  Upon maturity, all accrued but unpaid interest shall be due and payable.  The loan is convertible into shares of our common stock at a conversion price equal to a 15% discount to the ten-day volume weighted average price per share of the common stock prior to the date of conversion.  In no circumstances can the loan be converted if the conversion price is less than $0.30 per share.

On September 16, 2010, Encore Brands, Inc. entered into a $18,718 Loan Agreement (the "Loan Agreement"), which is filed as by and between Global Premium Brands, Inc., a Nevada corporation (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”) and is secured by pending purchase orders with ACME Spiritz in India, and current inventory, if any.  Currently, the note is in default due to the 1-quarter delay in the ACME order.

We have recognized limited revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

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

The Company will record an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance will be based on management’s assessment of the business environment, customers’ financial condition, accounts receivable aging and historical collection expense. Changes in any of these items may impact the level of future write-offs. As of September 30, 2010 and 2009, the Company has had limited sales, and as such no reserve was required. The Company's sales in 2010 were from one customer.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original purchase maturities of three months or less. As of September 30, 2010 we had cash and cash equivalents the amount of $0. The Company's sales were to one customer.

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

Earnings Per Share

In accordance with ASC 260, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses, shareholder loans, convertible notes payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred. Since inception, the fair value of the derivative has been estimated to be zero.

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

Not Applicable

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Encore Brands, Inc.
(A Development Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Encore Brands, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from September 16, 2008 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encore Brands, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from September 16, 2008 (Inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

Houston, Texas
January 12, 2011

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$-	$177
Accounts receivable	20,000	-
Prepaid expense	14,548	-
Total current assets	34,548	177

Intangible assets, net	500	1,000
Total Assets	$35,048	$1,177

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$341,915	$39,299
Stockholder advances	21,954	12,360
Convertible note payable and accrued interest	52,507	-
Note payable and accrued interest	18,783	-
Total liabilities	435,159	51,659

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 15,989,555 issued and outstanding September 30, 2010 and 2009, respectively	15,990	15,990
Paid-in capital	289,920	233,670
Subscription Receivable	(900)	(1,800)
Deficit accumulated during the development stage	(705,121)	(298,342)
Total stockholders’ deficit	(400,111)	(50,482)
Total Liabilities and Stockholders’ Deficit	$35,048	$1,177

See Notes to the Financial Statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	September 16, 2008 (date of inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$20,000	$-	$20,000

Cost of Goods Sold	1,250	-	1,250

Gross Margin	18,750	-	18,750

Operating Expenses:
General and administrative	425,529	284,342	723,871

Operating Loss	406,779	284,342	705,121
Net Loss	$(406,779)	$(284,342)	$(705,121)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.02)

Weighted average shares outstanding:	15,989,555	15,982,146

See Notes to the Financial Statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Year Ended September 30, 2009	September 16, 2008, (inception) to September 30, 2010
Cash flows from operating activities
Net loss	$(406,779)	$(284,342)	$(705,121)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	500	500	1,000
Common stock issued for services	56,250	225,000	295,250
Changes in operating assets and liabilities
Accounts receivable	(20,000)	--	(20,000)
Prepaid expense	(14,548)	--	(14,548)
Accounts payable and accrued expenses	302,616	39,299	341,915
Interest accrual	3,476	--	3,476

Net cash used in operating activities	(78,485)	(19,543)	(98,028)

Cash flows from financing activities
Proceeds from issuance of common stock	900	7,500	8,400
Proceeds from notes payable	68,718	--	68,718
Proceeds from stockholder advance, net	8,690	12,360	21,050
Repurchase and cancellation of common stock	-	(140)	(140)

Net cash provided by financing activities	78,308	19,720	98,028

Net increase (decrease) in cash and cash equivalents	(177)	177	--

Cash and cash equivalents, beginning of period	177	--	--

Cash and cash equivalents, end of period	$-	$177	$--

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--
Interest paid	$1,425	$--	$1,425

Non-cash transactions:
Common stock issued for license rights	$--	$--	$1,500
Common stock issued for subscription receivable	$--	$1,800	$900

See Notes to the Financial Statements

ENCORE BRANDS, INC.
 (A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from September 16, 2008 to September 30, 2010

					Deficit
					Accumulated
	Common Stock		Paid-in	Subscription	in the Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, September 16, 2008	-	$-	$-	$-	$-	$-
Net loss					(14,000)	(14,000)
Common Stock issued to founder for services	14,000,000	14,000	-	-	-	14,000
Common Stock issued for license	1,500,000	1,500	-	-	-	1,500
Balance, September 30, 2008	15,500,000	15,500	-	-	(14,000)	1,500
Repurchase and cancellation of stock	(14,000,000)	(14,000)	13,860	-	-	(140)
Issuance of stock to officers	14,000,000	14,000	-	-	-	14,000
Common stock for cash	16,666	17	7,483	-	-	7,500
Common stock issued for subscription receivable	4,000	4	1,796	(1,800)	-	-
Common stock issued for services	468,889	469	210,531	-	-	211,000
Net loss	-	-	-	-	(284,342)	(284,342)
Balance, September 30, 2009	15,989,555	15,990	233,670	(1,800)	(298,342)	(50,482)
Net Loss	-	-	-	-	(406,779)	(406,779)
Subscriptions Paid	-	-	-	900	-	900
Common stock issued for services	-	-	56,250	-	-	56,250
Balance, September 30, 2010	15,989,555	$15,990	$289,920	$(900)	$(705,121)	$(400,111)

See Notes to the Financial Statements

ENCORE BRANDS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

Encore Brands, Inc. was incorporated in the State of Nevada on September 16, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. As of September 30, 2010, the Company had not yet achieved profitable operations and has limited cash, which will not be sufficient to sustain operations over the next fiscal year, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds from equity financing; however there is no assurance of additional funding being available.

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

The Company will record an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance will be based on management’s assessment of the business environment, customers’ financial condition, accounts receivable aging and historical collection expense.  Changes in any of these items may impact the level of future write-offs.  As of September 30, 2010 and 2009, the Company has had limited sales, and as such no reserve was required. The Company's sales in 2010 were from one customer.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original purchase maturities of three months or less. As of September 30, 2010 we had cash and cash equivalents the amount of $0.

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

Earnings Per Share

In accordance with ASC 260, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses, shareholder loans, convertible notes payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred. Since inception, the fair value of the derivative has been estimated to be zero.

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

	Gross	Accumulated Amortization	Net
License Rights	1,500	1,000	500
	$1,500	$1,000	$500

The estimated amortization for the next year will be $500.

Note 3.  Lease Rental Obligations

Currently the company does not have any lease obligations.

Note 4.  Long-Term Debt and Notes Payable

As of September 30, 2010 and September 30, 2009 amounts outstanding on Notes Payable were $71,290 and $0, respectively.

On December 18, 2009, Encore Brands, Inc. entered into a $50,000 Bridge Loan and Investment Agreement (the "Bridge Loan Agreement"), which is filed as by and between Peter Staddon, an individual (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”).  Encore’s obligations under the Bridge Loan Agreement include:  (1) the issuance of a Promissory Note, (2) a financing and documentation fee (“Financing Fee”) to the Lender, and (3) the issuance of a 55,555 Common Stock Purchase Warrant to acquire shares of common stock at a price of $0.45 per share for two years. The loan is unsecured, bears interest at 10% per annum, and matured on March 31, 2010 at which time all unpaid principal and accrued interest is due.  As of September 30, 2010, the Company had paid $1,425 of interest.  The notes maturity was extended to December 31, 2010, and is currently in default.

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

Management determined that the conversion option in the note payable was a derivative liability as defined by ASC 815, and required bifurcation as separate financial instrument due to the variable conversion terms. However, as the Company’s stock has not traded significantly in an open market, the value of the derivative was determined to be immaterial.

On September 16, 2010, Encore Brands, Inc. entered into a $18,718 Loan Agreement (the "Loan Agreement"), which is filed as by and between Global Premium Brands, Inc., a Nevada corporation (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”) and is secured by pending purchase orders with ACME Spiritz in India, and current inventory, if any.  Currently, the note is in default due to the 1-quarter delay in the ACME order.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	September 30, 2009
Income tax benefit attributable to:
Net operating loss	$138,000	$97,000

Less stock based compensation	-	(77,000)

Less change in valuation allowance	138,000	(20,000)

Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$163,000	$25,000
Valuation allowance	(163,000)	(25,000)
Net deferred tax asset	$-	$-

At September 30, 2010, the Company had an unused net operating loss carry-forward approximating $466,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

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

Note 7. Related-Party Transactions

During the twelve months ended September 30, 2010, the Company loaned a total of $5,000 to its Chief Executive Officer, which was then recorded as salary expense during the same period.

During the twelve months ended September 30, 2010, the Company received $10,000 of advances from shareholders. These advances are unsecured, bear interest at 3.25% and have no specific repayment date. The balance owed to the shareholders was $21,954 and $12,360 as of September 30, 2010 and September 30, 2009. The Company repaid $1,310 of advances to the shareholder during the twelve months ended September 30, 2010.

During the twelve months ended September 30, 2010, the Company agreed to pay $750 to its Chief Financial Officer for the use of office space. As of September 30, 2010, $4,500 was paid and $2,250 accrued. Each officer also receives $12,500 per month as salary. No amounts were paid during the period, and expense of $287,500 was accrued for as of September 30, 2010.

Note 8. Capital Stock

As of the period ended September 30, 2010 the company had 75,000,000 million authorized and 15,989,555 shares outstanding for the years ending September 30, 2010 and 2009, respectively.

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

During 2009, the Company issued 20,666 shares at $0.45 per share for cash proceeds of $7,500 and a subscription receivable of $1,800. The Company also issued 468,889 shares at $0.45 per share to consultants for services valued at $211,000. $900 of the subscription was collected in 2010.

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500. As of September 30, 2010, these shares have yet to be issued. The fair value of these shares was $56,250.

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
•  Issuance of 500,000 shares of common stock due upon the 7th month of agreement and monthly payments of $7,500 for the following six months
•  Issuance of 500,000 shares of common stock due upon the 13th month of agreement and monthly payments of $10,000 for the following six months
•  Issuance of 500,000 shares of common stock due upon the 19th month of agreement and monthly payments of $12,500 for the following six months.

On August 12, 2010, both parties amended the agreement to change the effective date of the agreement to be contingent upon the completion of Encore’s Form S-1 becoming effective. As of September 30, 2010, no shares have been issued or recognized and no payments have been made.

On July 27, 2010, the Company entered into a three-year and three-year rolling MOU with Pelican Brands, LLC to act as its National Sales and Marketing Agent for the U.S. market.  The terms of the agreement in year one include a minimum cases sold requirement of 8,000 9-liter cases, sales commissions of 12% and a monthly management fee of $8,000, increasing to $16,000 per month in year two and $20,000 per month in year 3.

Note 9. Subsequent Events

On October 1, 2010 Encore engaged the services of Christopher Risdon as a consultant to help represent, establish and create sales of the Company’s products and brokered products both on and off premises for a monthly fee of $2,000, and 6,000 shares of stock per month. No shares have been issued to date.

On December 20, 2010 Encore Brands and Worldwide Beverage Imports, LLC entered into a three year agreement that Encore shall be engaged by WWBI to provide certain services in relation to WWBI’s development, promotion and sales of its products.  These services shall be provided as long as the marketing agreement contract between Encore and WWBI exits or is maintained between the two parties.  Encore shall assist WWBI in the development, promotion and brokering of WWBI brands including, but not limited to Agave 99 Tequila in the United States, Sales and Marketing and Consulting.

On January 10, 2011, Encore Brands, Inc. entered into a Design & Development Agreement (the "The Agreement"), between Cervecceria Mexicana, S. de R.I. de C.V., a corporation formed under the laws of the Republic of Mexico (“CERMEX”), and the Company for 3,000,000 shares of restricted Rule 144 shares in Encore’s common stock, vesting over the 3-year period in arrears.  CERMEX’s obligations under the Agreement are to provide the resources and assistance in the design and development of two private label beers a year, and Encore’s obligations are to manage sales, promotional activities, etc. as the owner of any registered trademarks developed and in the brokering of any of CERMEX’s existing labels. These shares were issued subsequent to year end.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation of the disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Item 9B.  Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors.

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

Biographies

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

Alex G. McKean - Chief Financial Officer.   Mr. McKean has been our chief financial officer since October 2009.  Previous to that, he acted as an independent management consultant under his own firm, McKean Financial Consulting as well as an independent contractor with Robert Half International and Ajilon Finance for clients such as: Charles Drew University, First California Bank, American Apparel, Color Spot Nurseries, and International Aluminum, providing services in accounting, regulatory filings, compliance, M&A and valuations. Prior to establishing his own firm, during 2004-2007 Mr. McKean was with Parson Consulting working in such areas as: strategy, financial modeling, SEC filings, process management and Sarbanes Oxley. Major clients included: Citigroup, Arvin Meritor, KeyEnergy, Ameriquest, and Ecolab. Mr. McKean has held positions as a Controller and VP of Finance at 24:7 Film from 2002-2204, VP of Finance at InternetStudios.com from 2000-2002, Director of FP&A/SVP at Franchise Mortgage Acceptance Company from 1998-2000, as Corporate Accounting Manager/Treasurer of Polygram Filmed Entertainment from 1996-1998 and Assistant Treasurer/Controller for State Street Bank from 1989-1996. Mr. McKean holds an International MBA from Thunderbird's School of Global Management and undergraduate degrees in Finance and Political Science from Trinity University.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of Encore Brands, Inc. for the years ended September 30, 2010, 2009, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Gareth West, Chief Executive Officer, Director	2010	150,000	-	$-	-	-	-	-	-
	2009	-	-	$14,000	-	-	-	-	-
Alex McKean, CFO	2010	137,500
Tom Roth, Former CEO (1)	2009	-	-	-	-	-	-	-	-

(1)	Mr. Roth resigned as chief executive officer on June 17, 2009.

Executive salaries were not paid in 2008 and 2009.  Beginning in 2010, all salaries are accrued, but not paid at a rate of $150,000 per executive.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

None.

Director Compensation

For the year ended September 30, 2010 we did not pay any director fees.  We accrued $30k in compensation for our two outside directors for their work performed through the fiscal year ended September 30, 2009 for services performed during the company’s Board of Director’s meetings and for being available for industry and professional consultation related to the formation and strategic plan of marketing the Ecstasy Brand.   None of our directors receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 13, 2011, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Gareth West	14,000,000	73.72%
Alex McKean	0	*
Eric Barlund	1,000	*
Murray Williams	500	*
All directors and executive officers as a group (4 persons )	14,001,500	73.72%
5% Shareholders
Cerveceria Mexicana, S. de R.I. de C.V.	3,000,000	15.79
Encore Brands, LLC (3)	1,500,000	7.89%
* Less than 1%

(1)	The address of each person is c/o Encore Brands, Inc., 502 East John Street, Carson City, Nevada 89706, unless otherwise indicated herein.
(2)
The calculation in this column is based upon 18,989,555 shares of common stock outstanding on January 13, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 13, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	David Kaufman has sole voting and dispositive power over the shares held by Encore Brands, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 16, 2008, we entered into an exclusive license agreement with Encore Brands LLC pursuant to which we were granted an exclusive, nontransferable, nonsublicensable limited right to sell distribute and market Ecstasy™ Brand Liqueur in the United States and Canada. Currently our operations depend wholly on the license and sale of the Ecstasy™ Brand Liqueur and its successor rights. The current license is good through September 16, 2014 and is automatically renewable for another three years.  In consideration for the granting of the exclusive license, we issued Encore Brands LLC 1,500,000 shares of our common stock.   The relationship between Encore Brands, Inc. and Encore Brands LLC is not as a related party, but as the single supplier for our first brand offering, and thus are vested in the normal dealings of the brands in our course of business.  The shares issued to the company for the purchase of the license are under the 10% threshold of an affiliated entity and to-date no officers are common between the two companies.

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

The Company has received loans from shareholders during 2010. The balance of these loans was $21,954 and $12,360 as of September 30, 2010 and 2009, respectively. The loans bear interest at 3.25%, are unsecured and due on demand.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by LBB & Associates LTD., LLP, (“LBB”), our independent registered public accounting firm, for the years ended September 30, 2010 and 2009 as follows:

	Year ended September 30,
	2010	2009
Audit fees	$14,725	$10,585
Audit related fees	7,190	4,390
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$21,915	$14,975

Audit fees.   Audit fees represent fees for professional services performed by LBB for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Audit-related fees represent fees for assurance and related services performed by LBB that are reasonably related to the performance of the audit or review of our financial statements. These services include the review of our registration statement of Form S-1 and communications with SEC regarding 10-K and 10-Q forms filed in 2010.

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

10.8	Requirements Contract dated September 1, 2010, by and between Encore Brands, Inc. and Distilled Resources, Inc.*
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE BRANDS, INC.
Dated: January 13, 2011	By:	/s/ Gareth West
		Name:	Gareth West
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: January 13, 2011	By:	/s/ Alex McKean
		Name:	Alex McKean
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gareth West Gareth West	Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2011

/s/ Alex McKean Alex McKean	Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2011

/s/ Eric Barlund Eric Barlund	Director	January 13, 2011

/s/ Murray Williams Murray Williams	Director	January 13, 2011