Form 10-Q
period 2010-12-31
Encore Brands, Inc.
filed 2011-02-14
CIK 1452763

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53046

Encore Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3597500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2215-B Renaissance Drive, Las Vegas, NV, 89119
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,214,555 shares of common stock issued and outstanding as of February 14, 2011.

ENCORE BRANDS, INC.
For the quarter ended December 31, 2010

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

ENCORE BRANDS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,504	$--
Accounts receivable	--	20,000
Prepaid expense	16,156	14,548
Total current assets	21,660	34,548

Intangible asset, net	375	500

Total assets	$22,035	$35,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$437,218	$341,915
Shareholder advances	22,154	21,954
Convertible note payable and accrued interest	53,767	52,507
Note payable and accrued interest	19,207	18,783
Total current liabilities	532,346	435,159

Total liabilities	532,346	435,159

Commitments and contingencies	--	--

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized;
15,989,555 issued and outstanding at December 31, 2010 and September 30, 2010	15,990	15,990
Subscription receivable	(550)	(900)
Paid-in capital	289,920	289,920
Deficit accumulated during the development stage	(815,671)	(705,121)

Total stockholders’ deficit	(510,311)	(400,111)

Total liabilities and stockholders’ deficit	$22,035	$35,048

See accompanying notes to financial statements

ENCORE BRANDS, INC.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
For the three months ended December 31, 2010 and 2009
And the period from September 16, 2008 (inception) to December 31, 2010
(Unaudited)

	Three Months Ended December 31,		September 16, 2008 (date of inception) to
	2010	2009	December 31, 2010

Revenue	$--	$--	$20,000

Cost of Goods Sold	--	--	1,250

Gross Margin	--	--	18,750

Operating expenses
General and administrative	110,550	76,296	834,421

Operating Loss	110,550	76,296	815,671

Net loss	$(110,550)	$(76,296)	$(815,671)

Weighted average number of common
shares outstanding - basic and diluted	15,989,555	15,989,555

Net loss per share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements

ENCORE BRANDS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2010 and 2009
And the period from September 16, 2008 (inception) to December 31, 2010
 (Unaudited)

	Three Months Ended December 31,		September 16, 2008, (inception) to December 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(110,550)	$(76,296)	$(815,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	125	125	1,125
Common stock issued for services	--	--	295,250
Changes in operating assets and liabilities
Accounts receivable	20,000	--	--
Prepaid expense	(1,609)	(25,000	(16,157)
Accounts payable and accrued expenses	95,303	57,079	437,218
Interest accrual	1,685	192	5,161

Net cash provided by (used in) in operating activities	4,954	(43,900)	(93,074)

Cash flows from financing activities
Proceeds from issuance of common stock	350	675	8,750
Proceeds from notes payable	--	50,000	68,718
Proceeds from stockholder advance, net	200	10,000	21,250
Loans to officers	--	(5,000)	--
Repurchase and cancellation of common stock	--	--	(140)

Net cash provided by financing activities	550	55,675	98,578

Net increase (decrease) in cash and cash equivalents	5,504	11,775	5,504

Cash and cash equivalents, beginning of period	--	177	--

Cash and cash equivalents, end of period	$5,504	$11,952	$5,504

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$--	$--
Interest paid	$--	$--	$1,425

Non-cash transactions:
Common stock issued for license rights	$--	$--	$1,500
Issuance of common stock for subscription receivable	$--	$--	$550

See accompanying notes to financial statements

ENCORE BRANDS, INC.
 (A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 30, 2009 to December 31, 2010
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Paid-in	Subscription	in the Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, September 30, 2010	15,989,555	$15,990	$289,920	$(900)	$(705,121)	$(400,111)
Net loss					(110,550)	(110,550)
Subscription Payments Received			-	350	-	350
Balance, December 31, 2010	15,989,555	$15,990	$289,920	$(550)	$(815,671)	$(510,311)

See accompanying notes to financial statements

ENCORE BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

With a marketing focus, experience and industry relationships we plan to use our capital to build our own or acquire brands, increase distribution and drive sales.  By leveraging traditional distribution channels with effective sale and marketing techniques management expects to experience growth without being dependent on one brand to succeed. This will also make us more valuable to distributors and not dependent on one contract manufacturer to provide products.

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

On December 20, 2010 Encore Brands and Worldwide Beverage Imports, LLC (“WWBI”) entered into a three year agreement that Encore shall be engaged by WWBI to provide certain services in relation to WWBI’s development, promotion and sales of its products.  These services shall be provided as long as the marketing agreement contract between Encore and WWBI exits or is maintained between the two parties.  Encore shall assist WWBI in the development, promotion and brokering of WWBI brands including, but not limited to Agave 99 Tequila in the United States.

The accompanying unaudited financial statements of Encore Brands have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying unaudited financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred, see Note 3.

2.  EQUITY

Common Stock
During the three months ended December 31, 2010, the Company collected $350 of subscription receivables. No new shares of common stock were issued.

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the three months ended December 31, 2010 is provided below:

		Number of	Remaining
	Exercise Price	Warrants	Life (Years)

Outstanding and exercisable at September 30, 2010	$0.45	55,555	1.22
Warrants exercised	--	--	--
Warrants granted	--	--	--
Warrants expired	--	--	--
Outstanding and exercisable at December 31, 2010	$0.45	55,555	0.96

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

As of the period ended December 31, 2010 the company had 75,000,000 million authorized and 15,989,555 shares outstanding.

During the period ending December 31 2010, the Company collected a subscription receivable of $350.

On May 7, 2010, the Company entered into an agreement with Sichenzia Ross Friedman Ference LLP, to provide legal representation in connection with SEC matters.  The terms of the agreement require the issuance of 125,000 shares of common stock and a monthly retainer of $3,500. These shares were issued in January 2011. The fair value of these shares was $56,250, recognized in the fiscal year ended September 30, 2010.

On June 17, 2010 the Company entered into a two-year agreement with Heerdink Advisory Services, LLC to provide Securities and Investment Advisory Services in order to solicit and obtain financings for a completion fee of 8% and warrants equal to 8% of the shares purchased in the financing, contingent upon the completion of Encore’s Form S-1 becoming effective. Accordingly, no amounts have been recorded related to this agreement.

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

On August 12, 2010, both parties amended the agreement to change the effective date of the agreement to be contingent upon the completion of Encore’s Form S-1 becoming effective. As of December 31, 2010, no shares have been issued or recognized and no payments have been made.

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

On October 1, 2010 Encore engaged the services of Christopher Risdon as a consultant to help represent, establish and create sales of the Company’s products and brokered products both on and off premises for a monthly fee of $2,000.  Included in the agreement is the accrual of 6,000 shares of common stock monthly, to be issued and vested quarterly, with the first issuance scheduled to be January 1, 2011.  Through the date of the filing, no shares have been issued for this agreement.

3.  NOTES PAYABLE

As of December 31, 2010 and September 30, 2010 amounts outstanding on Notes Payable were $72,974 and $71,290, respectively.

On December 18, 2009, Encore Brands, Inc. entered into a $50,000 Bridge Loan and Investment Agreement (the "Bridge Loan Agreement"), which is filed as by and between Peter Staddon, an individual (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”).  Encore’s obligations under the Bridge Loan Agreement include:  (1) the issuance of a Promissory Note, (2) a financing and documentation fee (“Financing Fee”) to the Lender, and (3) the issuance of a 55,555 Common Stock Purchase Warrant to acquire shares of common stock at a price of $0.45 per share for two years. The loan is unsecured, bears interest at 10% per annum, and matured on March 31, 2010 at which time all unpaid principal and accrued interest is due.  As of December 31, 2010, the Company had paid $1,425 of interest.  The notes maturity was extended to December 31, 2010, and is currently in default.

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

Management determined that the conversion option in the note payable was a derivative liability as defined by ASC 815, and required bifurcation as separate financial instrument due to the variable conversion terms. However, as the Company’s stock has not traded significantly in an open market, the value of the derivative was determined by management to be immaterial.

On September 16, 2010, Encore Brands, Inc. entered into a $18,718 Loan Agreement (the "Loan Agreement"), which is filed as by and between Global Premium Brands, Inc., a Nevada corporation (the “Lender”), and Encore Brands, Inc., a Nevada corporation (“Encore”) and is secured by pending purchase orders with ACME Spiritz in India, and current inventory, if any.  Currently, the note is in default due to the delay in the ACME order.

4.  RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2010, the Company received $200 of advances from a shareholder. These advances are unsecured, bear interest at 3.25% and have no specific repayment date. The balance owed to shareholders was $22,154 and $21,954 as of December 31, 2010 and September 30, 2010.

In February 2010, the Company agreed to pay $750 per month to its Chief Financial Officer for the use of office space. As of December 31, 2010 six months of rents had been paid, and $3,750 was accrued and outstanding.

Each officer also receives $12,500 per month as salary. No amounts were paid during the period, expense of $75,000 was recorded during the first quarter, and $362,500 was accrued for as of December 31, 2010.

5.  COMMITMENTS

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

6.  SUBSEQUENT EVENTS

On January 10, 2011, Encore Brands, Inc. entered into a Design & Development Agreement (the "The Agreement"), between Cervecceria Mexicana, S. de R.I. de C.V., a corporation formed under the laws of the Republic of Mexico (“CERMEX”), and the Company for 3,000,000 shares of restricted Rule 144 shares in Encore’s common stock, earned over the 3-year period.  CERMEX’s obligations under the Agreement are to provide the resources and assistance in the design and development of two private label beers a year, and Encore’s obligations are to manage sales, promotional activities, etc. as the owner of any registered trademarks developed and in the brokering of any of CERMEX’s existing labels. The 3,000,000 shares were issued in January 2011.

On January 27, 2011, the Company entered into a consulting agreement with Khanh Nyugen, to provide sales and marketing services to the Company in the Southern California region for a three month period.  The terms of the agreement require the issuance of 100,000 shares of common stock. These shares were issued in January 2011.

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

With a marketing focus, experience and industry relationships we plan to use our capital to build our own or acquire brands, increase distribution and drive sales.  By leveraging traditional distribution channels with effective sale and marketing techniques management expects to experience growth without being dependent on one brand to succeed. This will also make us  more valuable to distributors and not dependent on one contract manufacturer to provide products.

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

To date, we have not received any revenues from the sale of either Ecstasy Liqueur or Zephyr Gin products.  However, we have received a formal Purchase Order from India’s Acme Spiritz for 430 cases of Ecstasy Brand Liqueur (40 1000ml, 360 750ml, 10 375ml and 20 50ml).  Additionally, we have acted as a consultant and broker for the sales and marketing of Zehyr Gin, including services for the placement of 2,000 cases of Zephyr into Sabemos, a national beverage broker, for which we received compensation in the amount of $20,000.  Since we now have our TTB basic permit, we will begin to sell both of these brands as we become TTB compliant in each state.

As of December 31, 2010, we have generated limited revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.

The Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands.

Results of Operations for the three months ended December 31, 2010 and 2009

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue

For the three months ended December 31, 2010 and 2009 we did not generate any revenue.  We have generated limited revenues since inception to cover operations from consulting services based on brokering third party products and providing advisory services in our capacity as a sales and marketing company.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities.

Gross margin

Total gross margin for the three months ended December 31, 2010 and December 31, 2009 was $0 respectively, as there were no sales by the Company.

General and administrative

The types of costs included in selling, general and administrative expenses consist predominately of professional fees, advertising and non-manufacturing administrative and overhead costs, including management salaries.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of goods sold.

The Company expenses advertising costs as incurred, shown or distributed.

General and administrative expenses during the three months ended December 31, 2010 and 2009 were $110,550 and $76,296, respectively. The increase was due to the addition of sales consultants for services and increased professional fees in the current period.

Net Loss

Net loss for the three months ended December 31, 2010 was approximately ($110,550) an increase to the net loss during the same period in 2009 of approximately $33,000.  The increase in the net loss is primarily due to fees associated with filing and professional fees associated with SEC filings and the Form S-1 in the period.

Liquidity and Capital Resources

As of December 31, 2010, we had a negative working capital of ($510,686) compared to December 31, 2009 of ($126,978).

Our net loss was ($110,550) for the three months ended December 31, 2010 compared to a net loss of ($76,296) for the three months ended December 31, 2009.  Net cash provided by operating activities was approximately $4,954 for the three months ended December 31, 2010 compared to cash used in operating activities of approximately $43,900 for the same period in 2009.  The cash provided by operating activities in the current period is primarily attributable to collection of outstanding accounts receivable of $20,000, as compared to the absence of revenue or collections in the prior period.

Net cash provided by financing activities during the three months ended December 31, 2010 was approximately $550.

We have recognized limited revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Our future financial results will depend primarily on (1) our ability to fully implement our business plan and (2) our ability to develop our brand awareness. We cannot assure that we will be successful in any of these activities or that they will be at a level allowing for profitable production.

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

Our funding requirements will depend on numerous factors, including:

*	Executing our vision effectively;
*	Initial sales performance of new products;
*	Competition, either from known competitors in the beverage industry, or others entering into our chosen markets;
*	Changes in consumer preferences and discretionary spending;
*	Consumer understanding and acceptance of our brand(s) experience;
*	General economic conditions, which can affect store traffic, local labor costs and prices we pay for the ingredients, equipment and other supplies we use: and
*	Changes in government regulation.

As noted above, based on budgeted expenditures, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to rely on internally generated sales, third-party brokering, or to raise additional external funds through the sale of additional equity or debt securities.  In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

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

The Company will record an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance will be based on management’s assessment of the business environment, customers’ financial condition, accounts receivable aging and historical collection expense. Changes in any of these items may impact the level of future write-offs. As of December 31, 2010 and 2009, the Company has had limited sales, and as such no reserve was required. The Company's sales in 2010 were from one customer.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original purchase maturities of three months or less. As of December 31, 2010 we had cash and cash equivalents the amount of $5,504.

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

Earnings Per Share

In accordance with ASC 260, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ENCORE BRANDS, INC.

Date: February 14, 2011	By:	/s/ Gareth West
Gareth West,
Chief Executive Officer (Principal Executive Officer) and Director

Date: February 14, 2011	By:	/s/ Alex G. McKean
Alex G. McKean,
Chief Financial Officer (Principal Financial and Accounting Officer)